Form 10KSB
period 2005-12-31
MIDNIGHT CANDLE CO
filed 2006-02-23
CIK 1321573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 000-1321573

MIDNIGHT CANDLE COMPANY
(Name of small business issuer in its charter)

Nevada	20-1763307
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

79013 Bayside Court Indio, CA	92203
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (760)772-1872

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

The issuer’s revenue for its most recent fiscal year was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $23,000 as of December 31, 2005.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2005 was 5,230,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, MCC’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on September 24, 2004. We are a startup company with limited operations and no employees. In our initial operating period from inception to December 31, 2005, we generated revenues of $0, while incurring $15,194 in expenses. This resulted in a cumulative net loss of $15,194 for the period. The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense. No development related expenses have been or will be paid to our affiliates.

Since our inception, our efforts have focused primarily on the development and implementation of our business plan, which include the following activities:

1.	Formation of the company and obtaining start-up capital;
2.	Development of our business plan;
3.	Obtaining capital through sales of our common stock;
4.	Establishing a website at www.midnightcandleco.com; and
5.	Beginning to contact potential candle manufacturers and suppliers.

MCC has yet to commence planned operations. As of the date of this Annual Report, MCC has had only limited start-up operations and has not generated any revenues.

We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Our administrative office is located at 79013 Bayside Court, Indio, California 92203, telephone (760)772-1872.

MCC’s fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

Our business objective is to market scented candles to consumers and businesses. However, it is the opinion of our sole officer and director that our target market and likely purchaser of our products will primarily be female. She believes that women, as opposed to men, favor candles for their fragrance and decorative nature. As a result, we plan to offer candles in a variety of sizes, styles, colors and fragrances. In addition, we may also offer for sale candle-related products, such as decorative candle holders, depending upon availability from suppliers. We will not manufacture or produce any item in-house. All products will be purchased from third-party suppliers or manufacturers. We will also consider attempting to enter into private-label relationships with manufacturers to place our corporate name of select products. The primary products we intend to stock will generally include the following candle types:

1.	Jar Candles - scented candles in decorative glass jars,

2.	Pillar Candles - tall upright candles and

3.	Tea Lights - small candles contained in plastic or metallic cups.

We are in the process of identifying and contacting manufacturers and suppliers from whom we desire to purchase products for sale to customers. The initial list of manufacturers we are considering include General Wax; Candle Co. in North Hollywood, California; The Candle Factory located in Georgetown, Texas; Deja Vu Candles based in Lipan, Texas; and Newport Bay Candle Company in Newport, Oregon. We have only initially begun to contact these companies during the fourth quarter of 2005. Unfortunately, the suppliers we contacted were backlogged due to the holiday season and we were unable to secure merchandise. As a result, we have not purchased any products and have none available for sale. We have resumed contacting suppliers and expect to be able to purchase saleable inventory during the second quarter of 2006.

Distribution Methods of the Products

The Internet lends itself well to the distribution of candles and candle-related merchandise due to its ability to provide pictures, information and purchasing capabilities direct to the consumer, at his or her leisure. We have published a website at http://www.midnightcandleco.com, which is intended to serve as our primary sales channel. This site is the home of our operations, the principal method through which we will market, sell and distribute the products we intend to carry. We expect a significant majority of our revenues to be realized from on-line purchases. Although the website is operational, it but does not yet contain a product catalog or method with which to purchase any items, as we currently do not have any saleable inventory. We expect to continuously upgrade and refine it, as we deem necessary and as our funds permit. From our inception to the date of this prospectus, we have not engaged in any sales activities.

We expect to use general parcel services as our distribution methods to fulfill customer orders. Such services include, without limitation, United Parcel Service, DHL and Federal Express.

Industry background and competition

We are a small, start-up company that has not generated any revenues and lacks a customer base. We operate in the scented candle segment of the giftware industry. Significantly all of our competitors have longer operating histories, and established manufacturing or supply chain systems, as well greater financial, management, sales, marketing and other resources than we do.

The candle market overall is highly fragmented. Competitors range from multi-national entities to retailers serving a limited geographical region. Premium market candle manufacturers include Colonial Candles, owned by Blyth Industries, Inc., which also owns PartyLite, and A.I. Root and Village Candle. Midnight Candle’s retail store competitors include The White Barn Candle Company, which is owned by Limited Brands, Inc., as well as Wicks n’ Sticks and Candleman. Other retail competition includes specialty candle stores, as well as gift retailers.

Midnight Candle Company competes generally for the disposable income of consumers with other producers in the giftware industry. The giftware industry is highly competitive with a large number of both large and small participants. The products we expect to sell compete with other scented and unscented candle products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise. Our competitors distribute their products through independent gift retailers, department stores, mass-market stores and mail order houses. We are a start-up company without a base of operations and lacking an ability to generate sales. As such, we currently compete unfavorably in the general marketplace. Unless we implement our planned operations and begin to generate revenues, we will not be able to continue as a going concern.

Sources and availability of raw materials and the names of principal suppliers

We will not procure any raw materials, nor will we produce any of the candles or candle-related products we intend to sell. We desire to purchase items from manufacturers or suppliers. We have not identified any such manufacturer or suppliers, and thus have not ordered any products for sale.

Effect of existing or probable government regulations

Midnight Candle Company is not aware of any existing or probable government regulations that would have a material effect on our business. Costs and effects of compliance with environmental laws

Employees

Midnight Candle Company is currently in the development stage. During the development stage, we plan to rely exclusively on the services of our sole officer and director to set up our business operations. Currently, Helen C. Cary, our President and CEO, is the only employee of the company and she is involved in MCC business on a part-time basis and expects to devote a minimum of 15 hours per week to our operations. Ms. Cary is prepared to dedicate additional time, as needed. At this time, there are no other full- or part-time employees. We do not expect to hire any additional employees over the next 12 months.

Reports to Security Holders

1.	After this offering, Midnight Candle Company will furnish its shareholders with audited annual financial reports certified by MCC’s independent accountants.

2.

After this offering, MCC will file periodic and current reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.

The public may read and copy any materials MCC files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

Investors may lose their entire investment if MCC fails to commence its business plan.

Midnight Candle Company was formed in September 2004. MCC has no demonstrable operations record, on which you can evaluate the business and its prospects. To date, we have not generated any revenues and may incur losses in the foreseeable future. MCC’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition. MCC cannot guarantee that it will be successful in accomplishing its objectives. If we fail to implement and create a base of operations for our candle business, we may be forced to cease operations, in which case investors may lose their entire investment.

Our sole officer and director has no experience selling candles or managing a public company. As a result, we may be unable to develop our business and manage our public reporting requirements.

Our operations depend on the efforts of Helen Cary, our sole officer, director and employee. Ms. Cary has no experience related to public company management or as a principal accounting or principal financial officer. Additionally, Ms. Cary has no career experience related to candle making or distribution. Because of these factors, Ms. Cary may be unable to develop and implement our business and manage our public reporting requirements. We cannot guarantee you that we will overcome any such obstacles.

Investors have limited control over decision-making because Ms. Helen Cary, our sole officer, director, employee and shareholder controls the majority of our issued and outstanding common stock.

Our sole director and executive officer beneficially owns approximately 95.60% of our outstanding common stock. As a result, this one stockholder could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions, which require stockholder approval. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors. This concentration of ownership further limits the power to exercise control by the minority shareholders.

We may be unable to generate sales without sales, marketing or distribution capabilities.

We have not commenced our planned candle operations and do not have any sales, marketing or distribution capabilities. We cannot guarantee that we will be able to develop a sales and marketing plan or to develop an effective chain of distribution. In the event we are unable to implement these objectives successfully, we may be unable to generate sales and operate as a going concern.

If we are unable to obtain additional funding, we may be forced to go out of business.

We have limited capital resources. To date, we have not generated cash from our operations. Unless we begin to generate sufficient revenues from our proposed candle business to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to go out of business if additional financing is not available. We have no intention of liquidating. In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities. In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate. A possibility of such outcome presents a risk of complete loss of investment in our common stock.

If we are unable to continue as a going concern, investors may face a complete loss of their investment.

Midnight Candle Company has yet to commence its planned operations. As of the date of this Annual Report, MCC has had only limited start-up operations and generated no revenues. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent registered public accountants’ report to the financial statements included in this Annual Report. If MCC’s business fails, the investors in this offering may face a complete loss of their investment.

Future additional issuances of shares of our common stock may cause investors to bear a substantial risk of loss due to immediate and substantial dilution

We are authorized to issue up to 100,000,000 shares of common stock. Presently, there are 5,230,000 shares of common stock issued and outstanding as of the date December 31, 2005. In the event we require additional capital, we may need to issue shares of our common stock in exchange for cash to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Any such future additional issuances of our stock will increase outstanding shares and dilute stockholders’ interests.

Competitive pressures from competitors with more resources may cause us to fail to implement our business model.

Midnight Candle Company is entering the candle business, which is a highly competitive market segment with relatively low barriers to entry. Our expected competitors include larger and more established companies. To the best of our management’s knowledge, some of our competitors include Colonial Candles, owned by Blyth Industries, Inc. and A.I. Root and Village Candle. Generally, our actual and potential competitors have longer operating histories, significantly greater financial and marketing resources, as well as greater name recognition. Therefore, many of these competitors may be able to devote greater resources than MCC to sales and marketing efforts, expanding their chain of distribution and hiring and retaining key employees. There can be no assurance that our current or potential competitors will not develop or offer comparable or superior products to those expected to be offered by us. Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers and directors. This individual developed our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

We may be unable to obtain sufficient quantities of quality merchandise on acceptable commercial terms because we do not have long-term distribution and manufacturing agreements.

We intend to rely primarily on product manufacturers and third-party distributors to supply the products we plan to offer. Our business would be seriously harmed if we were unable to develop and maintain relationships with suppliers and distributors that allow us to obtain sufficient quantities of quality merchandise on acceptable terms. Additionally, we may be unable to establish alternative sources of supply for our products to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us. If we cannot obtain and stock our products at acceptable prices and on a timely basis, we may lose sales and our potential customers may take their purchases elsewhere.

Our revenue and gross margin could suffer if we fail to manage our inventory properly.

Our business depends on our ability to anticipate our needs for products and our as yet unidentified supplier’s ability to deliver sufficient quantities of products at reasonable prices on a timely basis. Given that we are in the development stage, we may be unable to accurately anticipate demand and manage inventory levels that could seriously harm us. If predicted demand is substantially greater than consumer purchases, there will be excess inventory. In order to secure inventory, we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete inventory, which could adversely affect our gross margin.

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

Any change in the preferences of our potential customers that we fail to anticipate could reduce the demand for the candles and candle-related merchandise we intend to sell. Decisions about our focus and the specific products we plan to offer will often be made in advance of entering the marketplace. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our proposed products and lower profit margins.

We may lose our sole officer and director without employment agreements.

Our operations depend substantially on the skills and experience of Helen Cary, our sole director and officer. We have no other full- or part-time employees besides Ms. Cary. Furthermore, we do not maintain “key man” life insurance on this individual. Without an employment contract, we may lose our sole officer and director to other pursuits without a sufficient warning and, consequently, go out of business.

Our sole officer and director is involved in other business activities. Namely, Ms. Cary is currently employed by FX Currency Trading. Ms. Cary may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, Ms. Cary may face a conflict in selecting between MCC and her other business interests. We believe that Ms. Cary will not consider entering a similar line of business as we conduct; however, there can be no assurance of this. MCC has not formulated a policy for the resolution of such conflicts.

Certain Nevada corporation law provisions could prevent a potential takeover, which could adversely affect the market price of our common stock.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors.

The costs and expenses of SEC reporting and compliance may inhibit our operations.

After the effectiveness of this registration statement, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The costs of complying with such requirements may be substantial. In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

You may not be able to sell your shares in our company because there is no public market for our stock.

There is no public market for our common stock. The majority of our issued and outstanding common stock, or roughly 95.6%, is currently held by Ms. Helen Cary, our sole officer, director and employee. Therefore, the current and potential market for our common stock is limited. To date, we have made no effort to obtain listing or quotation of our securities on a national stock exchange or association. We have not identified or approached any broker/dealers with regard to assisting us apply for such listing. We are unable to estimate when we expect to undertake this endeavor. In the absence of being listed, no market is available for investors in our common stock to sell their shares. We cannot guarantee that a meaningful trading market will develop. If our stock ever becomes tradable, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control. In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

Investors may have difficulty liquidating their investment because MCC stock is subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

All of our issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the presently outstanding shares of common stock, aggregating 5,230,000 shares of common stock, are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144, as amended, is an exemption that generally provides that a person who has satisfied a one year holding period for such restricted securities may sell, within any three month period (provided we are current in our reporting obligations under the Exchange Act) subject to certain manner of resale provisions, an amount of restricted securities which does not exceed the greater of 1% of a company’s outstanding common stock or the average weekly trading volume in such securities during the four calendar weeks prior to such sale. We currently have one shareholder who owns a significant majority of the restricted shares or 95.60% of the aggregate shares of common stock. Thus, sales of shares by this individual, whether pursuant to Rule 144 or otherwise, may have an immediate negative effect upon the price of our common stock in any market that might develop.

ITEM 2. DESCRIPTION OF PROPERTY

Description of Property

We use office space at 79013 Bayside Court, Indio, California 92203. Ms. Helen C. Cary, the sole director and a shareholder, is providing the office space at no charge to MCC. Ms. Cary does not intend to charge us rent for at least the next 12 months. We believe that this arrangement is suitable for administrative and potential inventory storage needs. We also believe that we will not need to lease additional administrative or storage facilities for at least the next 12 months. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Investment Policies

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

No Director, officer, significant employee or consultant of Midnight Candle Company has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Midnight Candle Company has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee or consultant of Midnight Candle Company has been convicted of violating a federal or state securities or commodities law.

Midnight Candle Company is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2005, thus there was no vote of securities holders in 2005.

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Shares Available Under Rule 144

As of the date of this report;

1.	There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of MCC.

2.

5,230,000 shares of common stock of MCC are currently restricted from resale pursuant to Rule 144 under the Securities Act. Of that amount, we are currently registering 230,000 shares on behalf of the Selling Shareholders for resale.

3.

In the future, all 5,000,000 shares of common stock not registered under this Prospectus will be eligible for sale pursuant to Rule 144 under the Securities Act. These shares of common stock are restricted from resale under Rule 144 until registered under the Securities Act, or an exemption is applicable.

4.	Other than the stock registered under this Prospectus, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

In general, under Rule 144 as amended, a person who has beneficially owned and held “restricted” securities for at least one year, including “affiliates,” may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of (i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an “affiliate” of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2005, Midnight Candle Company has 5,230,000 shares of $0.001 par value common stock issued and outstanding held by 24 shareholders of record. Midnight Candle Company’s Transfer Agent is: Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

MCC has never declared or paid any cash dividends on its common stock. For the foreseeable future, MCC intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including MCC’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2005, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;
2.	The weighted-average exercise price of the outstanding options, warrants and rights; and
3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

In November 2004, Midnight Candle Company issued 5,000,000 shares of its Common Stock as founders’ shares to Helen C. Cary, the sole officer and director of MCC, at par ($0.001 per share) for cash valued at $5,000. We believe that this transaction is exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

1.	This issuance did not involve underwriters, underwriting discounts or commissions;

2.	Restrictive legends are placed on all certificates issued;

3.	The distribution did not involve general solicitation or advertising; and

4.

The distribution was made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. All sophisticated investors were given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Recent Private Placement

In June 2005, we completed an offering of our common stock to a group of private investors. We issued 230,000 shares of its $0.001 par value common stock for cash at $0.10 per share to twenty three shareholders. The shares bear a restrictive transfer legend. This June 2005 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers, and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Midnight Candle Company, including an audited balance sheet and reviewed statements of income, changes in stockholders’ equity and cash flows. Each purchaser was given the opportunity to ask questions of us. Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Midnight Candle Company was incorporated in the State of Nevada on September 24, 2004. MCC is a startup company and has not yet realized any revenues. Our efforts, to date, have focused primarily on the development and implementation of our business plan. No development-related expenses have been or will be paid to affiliates of MCC.

During the year ended December 31, 2005, we incurred expenses in the amount of $10,082, consisting primarily of professional fees of $5,905 and general and administrative expenses in the amount of $4,177. Total expenses for the year ended December 31, 2004 were $5,112, consisting solely of professional fees in the amount of $3,000 and $2,112 in general and administrative expenses. The significant increase in expenses from 2004 to 2005 is mainly attributable to our efforts to execute our planned principal operations. Total expenses since our inception on September 24, 2004 to December 31, 2005 were $15,194, all of which is attributable to $8,905 in professional fees and general and administrative expenses in the amount of $6,289. Although we expect to continue to incur general and administrative expenses for the foreseeable future, we cannot estimate the extent of these costs.

As a result of our lack of revenues and continued expenditures in pursuit of our business objectives, we incurred net losses since our inception. For the years ended December 31, 2005 and 2004, our aggregate loss was $10,081 and $5,113, respectively. From the date of our inception to December 31, 2005, we had a retained deficit of $15,194. We expect to incur ongoing losses for the foreseeable future, as we currently have no manufacturer or suppliers from whom we may obtain saleable candle-related merchandise.

Our sole officer and director believes that our cash on hand as of December 31, 2005 in the amount of $13,306 is sufficient to maintain our current minimal level of operations for the next approximately 12 months. However, generating sales in the next 12 months is imperative for us to continue as a going concern. We believe that we will be required to generate a minimum of approximately $10,000 in revenues over the next 12 months in order for us to support ongoing operations. If we do not generate sufficient revenues to meet our expenses over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Since our incorporation, we have raised a total of $28,000 through private sales of our common equity. In October 2004, we issued 5,000,000 shares of our common stock to Helen Cary, the sole officer and director, in exchange for cash in the amount of $5,000. Additionally, in March and June 2005, we sold an aggregate of 230,000 shares of our common stock to 23 unrelated third parties for cash proceeds of $23,000. We believe that the funds received in the private placement will be sufficient to satisfy our start-up and operating requirements for the next 12 months. The table below sets forth the anticipated use of the private placement funds:

	Amount	Amount	Estimated
	Allocated	Expended	Completion
Website development and maintenance	$4,000	$2,000	Use as needed
Marketing and advertising activities	$2,000	None	Third Quarter 2006
Inventory	$6,000	None	Recurring
SEC reporting expenses	$4,500	None	Use as needed
General working capital	$4,350	$2,524	Use as needed
Offering expenses	$2,150	$2,521	Use as needed

Our management believes that establishing our brand name is imperative to our ability to continue as a going concern. Establishing our presence on the Internet is critical to reaching a broad consumer base. We have published a website at www.midnightcandleco.com to offer information about our company. As we begin to purchase inventory from candle manufacturers and suppliers, we will update the website with e-commerce capabilities and post pictures and prices of the items. Once the website is enabled as a sales channel, it will be expected to serve as our primary method of generating sales. The site is anticipated to be the principal method through which we will market, sell and distribute the products we intend to carry. The $4,000 allocated to the development and maintenance of our website is expected to be sufficient for the next 12 months. To date, we have expended $2,000 toward this goal and expect to continuously upgrade and refine the site, as we deem necessary and as the remainder of our funds permit.

We plan to use the Internet for marketing and sales by advertising our website, and resultantly our products, through the following two methods:

1.

Banner Advertisements: We expect to place banner advertisements and/or links to our web site on the sites of others. Some web sites may charge us a fee to place our advertisements in highly visible areas. Other sites may agree to an affiliate relationship, where we would be allowed to place an ad on their site in exchange for placement of their advertisement on our site. We do not plan to enter into any affiliate relationships that would require us to pay a fee in addition to exchanging advertisements or links. As of the date of this prospectus, we have not begun to place banner advertisements or links on our website, nor have we entered into any affiliate relationships.

2.

Search Engine Placement: In addition to banners and links, we expect to pursue search engine placement. For a fee, we will be able to submit our web site and various terms to describe our site with web portals such as Yahoo! or Google. We have not yet contacted any company regarding search engine placement because we have not yet established our web site.

We have allocated $2,000 of the proceeds raised in the private placement to finance our marketing activities. We have not sought to implement any marketing scheme and consequently have no marketing or sales initiatives or arrangements in development or effect.

Our proposed business is to sell candles and related merchandise to consumers. We will not manufacture any products internally. We will rely solely upon the efforts of outside sources to research, develop and refine all products. We have initially allocated approximately $6,000 toward purchasing saleable inventory. As we continue to sell merchandise, we plan to use a portion of generated cash flow to purchase additional products. Unless we begin to acquire inventory for sale, we will be unable to begin to generate revenues. We previously expected to begin acquiring merchandise for sale during the fourth quarter of 2005. Unfortunately, manufacturers were backlogged during the holiday season and we were unable to secure any distribution arrangements. As a result, we have not begun to purchase any items for sale, and thus have not generated any revenues. We do anticipate resuming contact with manufacturers and suppliers to acquire inventory by the second quarter of 2006.

We expect to incur approximately $4,500 in expenses related to being a public reporting company. Although, our sole officer and director has no specific experience managing a public company, we believe these funds will be sufficient to maintain our status as a reporting company with the SEC.

We have budgeted $4,350 as general working capital for non-specific uses. We believe that these funds will allows us to cover costs that are as yet unforeseen and to take advantage of opportunities that may arise in the course of our business.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our sole officer and director appear sufficient at this time. Our sole officer and director works for us on a part-time basis, and is prepared to devote additional time, as necessary.

Ms. Cary, our sole officer and director, recognizes that we are required to continuously file reports with the SEC and any exchange we may be listed on, and understands the resultant increased costs of being a public reporting company. Ms. Cary believes that investors are more agreeable to invest in a company that intends to become a public company rather than to remain private with no foreseeable exit strategy for shareholders. Thus, Ms. Cary raised capital in the private placement offering completed in June 2005 with the intention of Midnight Candle Company becoming a public reporting company. Our private investors held no influence on the decision to become a public company.

In addition, Ms. Cary believes that a benefit of being a public company is the access to capital markets. We believe that if additional funds are required to finance our continuing operations, we may be able to obtain more capital by pursuing an offering of equity or debt securities.

We do not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our director. Additionally, we believe that this fact shall not materially change.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

Footnotes	F-6

MIDNIGHT CANDLE COMPANY

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

TABLE OF CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets as of December 31, 2005 and 2004	2

Statements of Operations for the year ended
December 31, 2005 and for the period September 24, 2004
(Inception) through December 31, 2004 with
Cumulative Totals Since Inception	3

Statement of Changes in Stockholders’ Equity
(Deficit) for the year ended December 31, 2005
and for the Period September 24, 2004 (Inception)
through December 31, 2004	4

Statements of Cash Flow for the year ended December 31, 2005 and for the Period September 24, 2004 (Inception) through
December 31, 2004 with Cumulative Totals Since Inception	5

Notes to the Financial Statements	6-12

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

High Ridge Commons

Suites 400-403

200 Haddonfield Berlin Road

Gibbsboro, New Jersey 08026

(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder

Midnight Candle Company

Indio, California

We have audited the accompanying balance sheets of Midnight Candle Company, a development stage company (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholder’s equity (deficit), and cash flows for the year ended December 31, 2005 and for the period September 24, 2004 (Inception) through December 31, 2004 with cumulative totals since the Company’s inception September 24, 2004 for the statements of operations, changes in stockholder’s equity (deficit), and cash flows. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midnight Candle Company as of December 31, 2005 and 2004, and the results of its operations, and cash flows for the year ended December 31, 2005 and for the period September 24, 2004 (Inception) through December 31, 2004 for the period then ended with cumulative totals since inception in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has just begun operations, and is currently developing their business. They have incurred losses since inception and will be looking to raise capital over the next year to assist in funding their operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Bagell Josephs Levine & Company, L.L.C.

Bagell Josephs Levine & Company, L.L.C.

Gibbsboro, New Jersey

February 7, 2006

F1

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004

ASSET

Current Asset:
Cash and cash equivalents	$13,306	$388

Total Current Assets	13,306	388

TOTAL ASSET	$13,306	$388

LIABILITY AND STOCKHOLDER’S EQUITY(DEFICIT)

LIABILITY
Current Liabilities:
Accrued interest	$—	$1
Note payable - stockholder	—	500

Total Current Liabilities	—	501

Total Liabilities

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $.001 Par Value, 100,000,000 shares authorized,
5,230,000 and 5,000,000 shares issued and outstanding	5,230	5,000
Additional paid-in capital	23,270	—
Deficit accumulated during development stage	(15,194)	(5,113)

Total Stockholder’s Equity (Deficit)	13,306	(113)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$13,306	$388

The accompanying notes are an integral part of these financial statements.

F2

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005 AND THE PERIOD SEPTEMBER 24, 2004(INCEPTION)

THROUGH DECEMBER 31, 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2005	2004	through December 31, 2005

OPERATING REVENUES
Sales	$—	$—	$—

COST OF SALES	—	—	—

GROSS PROFIT	—	—	—

OPERATING EXPENSES
Professional fees	5,905	3,000	8,905
General and administrative expenses	4,177	2,112	6,289
Total Operating Expenses	10,082	5,112	15,194

LOSS BEFORE OTHER EXPENSE	(10,082)	(5,112)	(15,194)

OTHER (INCOME) EXPENSE
Interest (income) expense	(1)	1	—
Total Other (Income )Expense	(1)	1	—

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(10,081)	(5,113)	(15,194)
Provision for income taxes	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(10,081)	$(5,113)	$(15,194)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	5,138,082	5,000,000

NET LOSS PER COMMON SHARES OUTSTANDING	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2005 AND

FOR THE PERIOD SEPTEMBER 24, 2004 (INCEPTION)

THROUGH DECEMBER 31, 2004

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
Description	Shares	Amount	Paid-In Capital	Stage	Total

Balance, September 24, 2004	—	$—	$—	$—	$—

Issuance of shares for cash	5,000,000	5,000	—	—	5,000

Net loss for the period September 24, 2004
(inception) through December 31, 2004	—	—	—	(5113)	(5113)

Balance, December 31, 2004	5,000,000	5,000	—	(5113)	(113)

Issuance of shares for cash via private placement	230,000	230	22,770	—	23,000

Forgiveness of note payable by officer	—	—	500	—	500

Net loss for the year ended December 31, 2005	—	—	—	(10,081)	(10,081)

Balance, December 21, 2005	5,230,000	$5,230	$23,270	$(15,194)	$13,306

The accompanying notes are an integral part of these financial statements.

F4

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD

SEPTEMBER 24, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2005	2004	through December 31,2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,081)	$(5,113)	$(15,194)

Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
Increase (decrease) in accrued interest	(1)	1	—

Total adjustments	(1)	1	—

Net cash (used in) operating activities	(10,082)	(5,112)	(15,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	23,000	5,000	28,000
Proceeds from note payable – stockholder	—	500	500

Net cash provided by financing activities	23,000	5,500	28,500

NET INCREASE IN
CASH AND CASH EQUIVALENTS	12,918	388	13,306

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	388	—	—

CASH AND CASH EQUIVALENTS – END OF YEAR	$13,306	$388	$13,306

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year and period, cash was paid for the following:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION;

Forgiveness of note payable converted to equity	$500	$—	$—

The accompanying notes are an integral part of these financial statements.

F5

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Midnight Candle Company (the “Company”) is a distributor of candles. The candles will be marketed in various sizes, shapes and fragrances. These customized candles will be distributed for home use and small business users. The Company does not plan to produce any candles and expects to purchase all of its saleable products from manufactures or enter into private-label relationships with manufactures to place our corporate name on select products. The Company intends to sell enough candles to support business stability and growth with a large portion being sold through the Company’s web-site.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning, research and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

F6

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of December 31, 2005 and 2004.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relate to the net operating loss carryforwards generated by sustaining deficits during the development stage.

Advertising Costs

Advertising and promotions costs are expensed as incurred. The Company incurred no such expenses since inception.

F7

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements

ShareBased Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its’ results and financial position.

Exchange of Non-Monetary Assets

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“FAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

F8

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Accounting for Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure,” an amendment of SFAS No. 123.

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

F9

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2005 and for the period September 24, 2004 (Inception) through December 31, 2004:

	2005	2004

Net loss	$(10,081)	$(5,113)

Weighted average common shares
outstanding (Basic)	5,138,082	5,000,000

Options	—	—
Warrants	—	—

Weighted average common shares
outstanding (Diluted)	5,138,082	5,000,000

There are no common stock equivalents outstanding at December 31, 2005 and 2004.

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company currently has no potentially dilutive securities outstanding.

F10

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 3 - NOTE PAYABLE

Represents an unsecured note payable to the stockholder, payable upon demand with interest at 10% as of December 31, 2004. In June 2005, the stockholder forgave the note payable.

NOTE 4 - STOCKHOLDERS’ EQUITY

On September 24, 2004 the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

In November 2004, the Company issued 5,000,000 shares of stock to its officer for cash of $5,000.

In March and June 2005, the Company issued 230,000 shares (60,000 and 170,000 shares in March 2005 and June 2005, respectively) of common stock at $0.10 per share for $23,000. These shares were issued in accordance with a Private Placement Memorandum dated December 15, 2004.

In June 2005, a stockholder of the Company forgave a note payable to the Company for $500.

NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred losses since inception. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts. With the business plan being followed, Management believes along with working capital being raised that the operations and sales will make the Company a viable entity over the next twelve months.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

F11

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 6 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2005 and 2004, deferred tax assets consist of the following:

	2005	2004
Deferred tax assets	$4,558	$1,530
Less: valuation allowance	(4,558)	(1,530)
	$-0-	$-0-

At December 31, 2005 and 2004, the Company had accumulated deficits during the development stage of $15,194 and $5,113 available to offset future taxable income through 2020. The Company established valuation on allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

F12

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors was advised by Bagell, Josephs & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2005 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Midnight Candle Company’s sole Director is elected by the stockholders to a term of one (1) year and serves until her successor is elected and qualified. Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The following table sets forth certain information regarding the Chief Executive Officer and Director of Midnight Candle Company:

Name	Age	Position

Helen C. Cary	47	President, Chief Executive
		Officer, Principal Financial
		Officer and Director

Helen C. Cary has held her office/position since inception, and is expected to hold her office/position until the next annual meeting of Midnight Candle Company’s stockholders.

Helen C. Cary, President, Chief Executive Officer, and Director, attended Rio Salado Community College from 1992 to 1993 and the AWEE Women’s Career Center from 1993 to 1994, where she received training in the area of advanced production techniques. Her work experience includes employment contracts with Armtek Defense Systems from 2002 to 2003 and SpeedFam-IPEC from 2000 to 2002. At both companies, she was a production supervisor for Chemical Mechanical Planarizer Tool manufacture, where her duties included the power-up, debugging, calibrating and alignment of very sophisticated electronic gear. Since 2004, Ms. Cary has been employed at FX Currency Trading.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2005 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2006 and had no trading activity in 2005.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2005 and 2004, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	-------------------------------				----------------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Helen C. Cary	2005	-	-	-	-	-	-	-
President and CEO	2004	-	-	-	-	-	-	-

Directors’ Compensation

We have no formal or informal arrangements or agreements to compensate our sole director for services she provides as director of our company.

Employment Contracts and Officers’ Compensation

Since our incorporation, we have not entered into employment agreements with any of our officers, directors or employees. Any future compensation to be paid to these individuals will be determined by our Board of Directors, and employment agreements will be executed. We do not currently have plans to pay any compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2005 certain information regarding the beneficial ownership of our common stock by:

1.	Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.	Each of our directors and executive officers and

3.	All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Name and Address of	Shares Beneficially Owned	Percentage of Stock
Beneficial Owner		Outstanding (1)

Helen C. Cary	5,000,000	95.6%
79013 Bayside Court
Indio, Ca 92203

All Officers and	5,000,000	95.6%
Directors as a Group
(1 person)

(1) All of these shares are owned of record.

Change in Control

No arrangements exist that may result in a change of control of Midnight Candle Company

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2004, MCC issued 5,000,000 shares of $0.001 par value common stock to Helen C. Cary, the sole officer and director, in exchange for cash in the amount of $5,000.

Midnight Candle Company does not lease or rent any property. Ms. Cary, President, provides office space and services at 79013 Bayside Court, Indio, California, 99203, without charge.

ITEM 13. EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

a. Articles of Incorporation filed on September 24, 2004, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

b. Bylaws adopted on September 27, 2004, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2005 and December 31, 2004 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2005	2004

Audit fees	$3,750.00	$3,800.00
Audit-related fees	405.00	493.75
Tax fees	250.00	240.00
All other fees	-	-

Total fees	$4,405.00	$4,533.75

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MIDNIGHT CANDLE COMPANY

Signature	Title	Date

/s/ Helen C. Cary	Chief Executive Officer, President	February 23, 2006
Helen C. Cary	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MIDNIGHT CANDLE COMPANY

Signature	Title	Date

/s/ Helen C. Cary	Chief Executive Officer and	February 23, 2006
Helen C. Cary	President

/s/ Helen C. Cary	Secretary/Treasurer
Helen C. Cary	Chief Financial Officer	February 23, 2006