Form 10QSB
period 2006-03-31
MIDNIGHT CANDLE CO
filed 2006-05-15
CIK 1321573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-50983

MIDNIGHT CANDLE COMPANY
(Exact name of registrant as specified in its charter)

Nevada	20-1763307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

79013 Bayside Court Indio, California	92203
(Address of principal executive offices)	(Zip Code)

(760) 772-1872
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,230,000

MIDNIGHT CANDLE COMPANY

(A Development Stage Company)

Unaudited Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Registration Statement on Form 10-KSB for the year ended December 31, 2005 previously filed with the Commission on February 23, 2006, and subsequent amendments made thereto.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

MARCH 31, 2006

ASSET

Current Asset:
Cash and cash equivalents	$8,249
Inventory	504

Total Current Asset	8,753

Total Asset	$8,753

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest	$—
Note payable – stockholder	—

Total Current Liabilities	—

Total Liabilities	—

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $.001 Par Value, 100,000,000 shares authorized;
5,230,000 shares issued and outstanding	5,230
Additional paid-in capital	23,270
(Deficit) accumulated during the development stage	(19,747)

Total Stockholder’s Equity (Deficit)	8,753

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$8,753

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2006	2005	through March 31, 2006

OPERATING REVENUES
Sales	$—	$—	$—

COST OF SALES	—	—	—

GROSS PROFIT	—	—	—

OPERATING EXPENSES
Professional fees	3,376	1,851	12,281
Genral and administrative expenses	1,177	463	7,466
Total operating expenses	4,553	2,314	19,747

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,553)	(2,314)	(19,747)
Provision for income taxes	—	—	—

NET LOSS APPLICALBE TO COMMON SHARES	$(4,553)	$(2,314)	$(19,747)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	5,230,000	5,014,000

NET LOSS PER COMMON SHARES OUTSTANDING	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2006	2005	through March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,553)	$(2,314)	$(19,747)

Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
Increase in inventory	(504)	—	(504)

Total adjustments	(504)	—	(504)

Net cash (used in) operating activities	(5,057)	(2,314)	(20,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	6,000	28,000
Proceeds from note payable – stockholder	—	—	500

Net cash provided by financing activities	—	6,000	28,500

NET INCREASE IN
CASH AND CASH EQUIVALENTS	(5,057)	3,686	8,249

CASH AND CASH EQUIVALENTS –
BEGINNING OF PERIOD	13,306	388	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$8,249	$4,074	$8,249

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year and period, cash was paid for the following:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:

Forgiveness of note payable converted to equity	$—	$—	$500

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included have been prepared by Midnight Candle Company (“the Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are is some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations for the periods presented.

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (FAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning, research and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

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

Inventory

Inventory consists of merchandise held for sale in the ordinary course of business and are stated at the lower of cost, or market determined on the first-in-first-out basis.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of March 31, 2006.

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company adopted FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” FAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, FAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of FAS No. 151 did not have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, FASB issued FAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“FAS 153”). This

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements

statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” FAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB No. 133 and 140.” FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements

contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest otherthan another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 155 but believes it will not have a material impact on its financial position or results of operations.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140.” FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 156 but believes it will not have a material impact on its financial position or results of operations.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

	2006	2005

Net loss	$(4,553)	$(2,314)

Weighted average common shares outstanding (Basic)	5,230,000	5,014,000

Options	—	—
Warrants	—	—

Weighted average common shares outstanding (Diluted)	5,230,000	5,014,000

There are no common stock equivalents outstanding at March 31, 2006.

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY

On September 24, 2004 the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

In November 2004, the Company issued 5,000,000 shares of stock to its officer for cash of $5,000.

In March and June 2005, the Company issued 230,000 (60,000 and 170,000 shares in March 2005 and June 2005, respectively) of common stock at $0.10 per share for $23,000. These shares were issued in accordance with a Private Placement Memorandum dated December 15, 2004.

There were no shares issued for the three month period ended March 31, 2006.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 24, 2004 (Inception) through March 31, 2006. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE 5 - PROVISION FOR INCOME TAXES

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

At March 31, 2006 and 2005, deferred tax assets consist of the following:

	2006		2005
Deferred tax assets	$3,215		$2,228
Less: valuation allowance	(3,215)		(2,228)
Net deferred tax assets	$-0	-	$-0	-

At March 31, 2006 and 2005, the Company had accumulated deficits during the development stage of $19,747 and $7,427 available to offset future taxable income through 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Management’s Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Midnight Candle Company’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, MIDC’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as,  ”believes,”  ”expects,” “intends,”  ”plans,”  ”anticipates,”  ”estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion

We were incorporated in the State of Nevada on September 24, 2004, and have begun to implement our planned operations. Since our inception, our efforts have focused primarily on the development and implementation of our business plan, which include the following activities:

1.	Formation of the company and obtaining start-up capital;
2.	Obtaining capital through sales of our common stock;
3.	Developing our corporate hierarchy, including naming directors to our board, appointing our executive officers and setting forth a business plan;
4.	Establishing relationships with suppliers of candles;
5.	Establishing a website at www.midnightcandleco.com; and
6.	Purchasing an inventory of candles.

To date, we have not generated any revenues from sales of our candles and candle-related merchandise. We have no arrangements or agreements to sell our products to any consumer or organization. As a result, we may be unable to generate any revenues and are unable to forecast our sales for the foreseeable future.

Expenses for the quarter ended March 31, 2006 were $4,553, which consisted of general and administrative expenses of $1,177 and professional fees of $3,376. In the comparable year ago quarter, we incurred $463 in general and administrative expenses, as well as $1,851 in professional fees, for aggregate expenses of $2,314. Since our inception, we accumulated $19,747 in total expenses, $7,466 of which is due to general and administrative expenses and $12,281 of which were professional fees. We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs. As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

For the quarter ended March 31, 2006, we incurred a net loss of $4,553, as compared to $2,314 during the quarter ended March 31, 2005. The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense. No development related expenses have been or will be paid to our affiliates. We have yet to commence our planned principal operations. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this registration statement. If our business fails, our investors may face a complete loss of their investment.

As a result of expenditures related to pursuing our stated business objective of selling candles and lack of significant revenues, we have incurred net losses since our inception. For the three months ended March 31, 2006, our net loss was $4,553, as opposed to a net loss of $2,314 during the year ago three month period ended March 31, 2005. From the date of our inception to March 31, 2006, we had a cumulative deficit of $19,747. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this annual report. If our business fails, our investors may face a complete loss of their investment.

We have inventory of $504 as of March 31, 2006, which we believe we can sell to generate revenues. Generating sales in the next six to 12 months is important to continue as a going concern. However, we cannot guarantee that we will generate such growth. As of March 31, 2006, we had $8,249 of cash on hand, which we believe will be sufficient to continue our operations for at least the next six to twelve months. However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next nine to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations. Additionally, we do not believe that our business is subject to seasonal factors. Our management does not expect to incur costs related to research and development. We currently do not own any significant plant or equipment that we would seek to sell in the near future. Our management does not anticipate the need to hire additional full- or part- time employees.

We do not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our sole officer and director appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by one individual. We plan to outsource the production of our products, thus our sole officer and director’s responsibilities are mainly administrative.

We have not paid for expenses on behalf of any of our directors. Additionally, we believe that this fact shall not materially change.

We have no plans to perform any product research and development in the near term. We do not manufacture any products. There are no expected purchases of plant or significant equipment. Also, there are no plans to hire additional personnel in the near term.

Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company's board of directors was advised by Bagell, Josephs & Company, L.L.C., the Company's independent registered public accounting firm, that during their performance of audit procedures for 2005 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company's internal control over financial reporting.

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

PART II – OTHER INFORMATION

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation filed September 24, 2004 *

(b) By-Laws adopted September 27, 2004 *

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on SB-2 previously filed with the SEC on September 21, 2005, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	May 15, 2006
Helen C. Cary	Chief Executive Officer