Form 10QSB
period 2006-06-30
MIDNIGHT CANDLE CO
filed 2006-08-07
CIK 1321573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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

Yes ☒ No ☐

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

Table of Contents

PART I – FINANCIAL INFORMATION

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

JUNE 30, 2006

(UNAUDITED)

ASSET

Current Asset:
Cash and cash equivalents	$7,849
Inventory	504

Total Current Asset	8,353

Total Asset	$8,353

LIABILITY AND STOCKHOLDER’S EQUITY

LIABILITY
Current Liability:
Accounts payable	$—

Total Current Liability	—

Total Liability	—

STOCKHOLDER’S EQUITY
Common stock, $.001 Par Value, 100,000,000 shares authorized;
5,230,000 shares issued and outstanding	5,230
Additional paid-in capital	23,270
Deficit accumulated during the development stage	(20,147)

Total Stockholder’s Equity	8,353

TOTAL LIABILITY AND STOCKHOLDER’S EQUITY	$8,353

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

					Cumulative Totals
	For the six months ended		For the three months ended		September 24, 2004 (Inception)
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	through June 30, 2006

OPERATING REVENUES
Sales	$—	$—	$—	$—	$—

COST OF SALES	—	—	—	—	—

GROSS PROFIT	—	—	—	—	—

OPERATING EXPENSES
Professional fees	3,478	1,953	101	102	12,382
General and administrative expenses	1,475	1,083	299	620	7,765
Total Operating Expenses	4,953	3,036	400	722	20,147

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,953)	(3,036)	(400)	(722)	(20,147)
Provision for income taxes	—	—	—	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(4,953)	$(3,036)	$(400)	$(722)	$(20,147)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	5,230,000	5,044,641	5,230,000	5,014,000

BASIC AND DILUTATED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

			Cumulative Totals
			September 24, 2004 (inception)
	2006	2005	through June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,953)	$(3,036)	$(20,147)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities

Changes in assets and liabilities
(Increase) in inventory	(504)	—	(504)
Total adjustments	(504)	—	(504)

Net cash (used in) operating activities	(5,457)	(3.036)	(20,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	23,000	28,000
Proceeds from note payable – stockholder	—	—	500

Net cash provided by financing activities	—	23,000	28,500

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(5,457)	19,964	7,849

CASH AND CASH EQUIVALENTS –
BEGINNING OF PERIOD	13,306	388	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$7,849	$20,352	$7,849

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:

Forgiveness of note payable converted to equity	$—	$500	$—

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared by Midnight Candle Company (“the Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed unaudited financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

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

JUNE 30, 2006 AND 2005

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

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of June 30, 2006.

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

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Share Based Payments

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

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 155 but believes it will not have a material impact on its financial position or results of operations.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 156 but believes it will not have a material impact on its financial position or results of operations.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended
	June 30, 2006	June 30, 2005

Net loss	$(4,953)	$(3,066)

Weighted average common shares outstanding (Basic)	5,230,000	5,044,641

Options	—	—
Warrants	—	—

Weighted average common shares outstanding (Diluted)	5,230,000	5,044,641

There are no common stock equivalents outstanding at June 30, 2006 and 2005.

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

JUNE 30, 2006 AND 2005

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

In June 2005, the officer of the Company forgave a note payable to the Company for $500 and all related accrued interest.

NOTE 4 -	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 24, 2004 (Inception) through June 30, 2006. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

JUNE 30, 2006 AND 2005

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

At June 30, 2006 and 2005, deferred tax assets consist of the following:

	June 30, 2006	June 30, 2005

Deferred tax assets	$6,044	$2,444
Less: valuation allowance	(6,044)	(2,444)
Net deferred tax assets	$—	$—

At June 30, 2006 and 2005, the Company had accumulated deficits during the development stage of $20,147 and $8,148 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Expenses for the quarter ended June 30, 2006 were $400, which consisted of general and administrative expenses of $299 and professional fees of $101. In the comparable year ago quarter, we incurred $620 in general and administrative expenses, as well as $102 in professional fees, for aggregate expenses of $722. The decrease in our expenditures year-over-year is attributable to lower operating costs associated with conducting general business activities. This decrease is not indicative of future expenses, and we expect our costs to increase rather than continue to decrease. Since our inception, we have accumulated $20,147 in total expenses, $7,765 of which is due to general and administrative expenses and $12,382 of which were professional fees. We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs. As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

For the quarter ended June 30, 2006, we incurred a net loss of $400, as compared to $722 during the quarter ended June 30, 2005. The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations. No development related expenses have been or will be paid to our affiliates. We have yet to commence our planned principal operations. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern as footnoted in the financial statements. If our business fails, our investors may face a complete loss of their investment.

As a result of expenditures related to pursuing our stated business objective of selling candles and lack of significant revenues, we have incurred net losses since our inception. For the three months ended June 30, 2006, our net loss was $400, as opposed to a net loss of $722 during the year ago three month period ended June 30, 2005. From the date of our inception to June 30, 2006, we had a cumulative deficit of $20,147. We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly.

We have inventory of $504 as of June 30, 2006, which we believe we can sell to generate revenues. Generating sales in the next six to 12 months is important to continue as a going concern. However, we cannot guarantee that we will generate such growth. As of June 30, 2006, we had $7,849 of cash on hand, which we believe will be sufficient to continue our operations for at least the next six to twelve months. However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next nine to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Bagell, Josephs & Company, L.L.C., our independent registered public accounting firm, that during their performance of audit procedures for 2005 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	August 3, 2006
Helen C. Cary	Chief Executive Officer