Form 10QSB
period 2006-09-30
MIDNIGHT CANDLE CO
filed 2006-11-13
CIK 1321573

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

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

Yes [X ] No ☐

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2006

(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$3,011
Accounts receivable	122
Inventory	136

Total Current Assets	3,269

TOTAL ASSETS	$3,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES	$—

Total Liabilities	—

STOCKHOLDERS’ EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized;
5,230,000 shares issued and outstanding	5,230
Additional paid-in capital	23,270
Deficit accumulated during the development stage	(25,231)

Total Stockholders’ Equity	3,269

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,269

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

	For the nine months ended		For the three months ended		Cumulative Totals
	September 30,		September 30,		September 24, 2004 (Inception)
	2006	2005	2006	2005	through September 30, 2006

OPERATING REVENUES
Sales	$415	$—	$415	$—	$415

COST OF SALES	368	—	368	—	368

GROSS PROFIT	47	—	47	—	47

OPERATING EXPENSES
Professional fees	6,304	4,054	2,826	2,101	15,208
General and administrative expenses	3,780	1,556	2,305	473	10,070
Total Operating Expenses	10,084	5,610	5,131	2,574	25,278

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(10,037)	(5,610)	(5,084)	(2,574)	(25,231)
Provision for income taxes	—	—	—	—	—

NET (LOSS) APPLICABLE TO COMMON SHARES	$(10,037)	$(5,610)	$(5,084)	$(2,574)	$(25,231)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	5,230,000	5,107,106	5,230,000	5,230,000

NET (LOSS) PER COMMON SHARE OUTSTANDING	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

			Cumulative Totals
			September 24, 2004 (inception)
	2006	2005	through September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(10,037)	$(5,610)	$(25,231)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities

Changes in assets and liabilities
(Increase) in accounts receivable	(122)	—	(122)
(Increase) in inventory	(136)	—	(136)
Total adjustments	(258)	—	(258)

Net cash (used in) operating activities	(10,295)	(5,610)	(25,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	23,000	28,000
Proceeds from note payable – stockholder	—	—	500

Net cash provided by financing activities	—	23,000	28,500

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(10,295)	17,390	3,011

CASH AND CASH EQUIVALENTS –
BEGINNING OF PERIOD	13,306	388	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$3,011	$17,778	$3,011

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:

Forgiveness of note payable converted to equity	$—	$500	$—

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

SEPTEMBER 30, 2006

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

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006 there were no uninsured balances.

Accounts Receivable

The company conducts business and extends credit based on an evaluation of its customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

Inventory

Inventory consists principally of finished foods that are valued at the lower of cost or market, determined using the first-in, first-out (FIFO) method.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of September 30, 2006.

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements,(“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”) . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 will have on its financial condition, results of operations, cash flows or disclosures.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended,
	September 30, 2006	September 30, 2005

Net loss	$(10,037)	$(5,610)
Weighted average common shares
outstanding (Basic)	5,230,000	5,107,106

Options	—	—
Warrants	—	—

Weighted average common shares
outstanding (Diluted)	5,230,000	5,107,106

There were no common stock equivalents outstanding at September 30, 2006 and 2005.

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 3 –	STOCKHOLDERS’ EQUITY

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

In June 2005, the officer of the Company forgave a note payable to the Company for $500 and all related accrued interest.

NOTE 4 –	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 24, 2004 (Inception) through September 30, 2006. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE 5 –	PROVISION FOR INCOME TAXES

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

At September 30, 2006 and 2005, deferred tax assets consisted of the following:

	September 30, 2006	September 30, 2005
Deferred tax assets	$8,500	$3,700
Less: valuation allowances	(8,500)	(3,700)
Net deferred tax assets	$—	$—

At September 30, 2006 and 2005, the Company had accumulated deficits during the development stage of approximately $25,000 and $11,000, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6 -	MAJOR SUPPLIER

The Company purchased 100% of its principal products from one supplier during the nine months ending September 30, 2006. The loss of this supplier could severely disrupt the operations of the Company. However, the Company does not expect that the business relationship with this supplier will be lost.

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

During the three and nine months ended September 30, 2006, we generated $415 in revenues from sales of our candles. In the year ago comparable periods ended September 30, 2005, we did not sell any products and therefore did not generate any revenues. The increase in sales is attributable to the fact that we initiated our sales efforts in the third quarter of 2006. From the period of our inception on September 24, 2004 to September 30, 2006, we generated aggregate revenues of $415. We may be unable to generate ongoing, significant revenues and are unable to forecast our sales for the foreseeable future.

Cost of goods sold in the three and nine months ended September 30, 2006, as well as since our inception, totaled $368. Since we did not have any sales in the three and nine month periods ended September 30, 2005, we did not incur any cost of goods sold.

Expenses for the quarter ended September 30, 2006 were $5,131, which consisted of general and administrative expenses of $2,305 and professional fees of $2,826. In the comparable year ago quarter, we incurred $473 in general and administrative expenses, as well as $2,101 in professional fees, for aggregate expenses of $2,574. The increase of $2,557 in total expenses year over year can be attributed to the increase in operational expenses. During the nine months ended September 30, 2006, expenses totaled $10,084, consisting of $6,304 in professional fees and $3,780 in general and administrative expenses. In the nine months ended September 30, 2005, total expenses were $5,610, consisting of $4,054 in professional fees and $1,556 in general and administrative expenses. The increases in our expenditures year-over-year are attributable to the operating costs associated with conducting general business activities and the commencing of sales of our products. This increase is not indicative of future expenses, as we expect our costs to continue to increase rather than decrease. Since our inception, we have accumulated $25,278 in total expenses, $10,070 of which is due to general and administrative expenses and $15,208 of which were professional fees. We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs. As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

For the nine months ended September 30, 2006, we incurred a net loss of $10,084, as compared to $5,610 during the nine months ended September 30, 2005. The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations. No development related expenses have been or will be paid to our affiliates. We have yet to fully commence our planned principal operations. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern as footnoted in the financial statements. If our business fails, our investors may face a complete loss of their investment.

As a result of expenditures related to pursuing our stated business objective of selling candles and lack of significant revenues, we have incurred net losses since our inception. From the date of our inception to September 30, 2006, we had a cumulative deficit of $25,231. We expect to incur ongoing losses for the next 12 months of operations unless we are further able to increase our revenue generating ability significantly.

We have inventory of $136 as of September 30, 2006, which we believe we can sell to generate revenues. Generating sales in the next 6 to 12 months is important to continue as a going concern. However, we cannot guarantee that we will generate such growth. As of September 30, 2006, we had $3,011 of cash on hand, which we believe will be sufficient to continue our operations for at least the next six to twelve months. However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next 6 to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	November 2, 2006
Helen C. Cary	Chief Executive Officer