Form 10KSB
period 2006-12-31
MIDNIGHT CANDLE CO
filed 2007-03-30
CIK 1321573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

None
(Title of class)

_______
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [  ]

The issuer's revenue for its most recent fiscal year was $415.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2006 was 5,230,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, MCDC’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on September 24, 2004.  We are a startup company with limited operations and no employees.  Since our inception, we have raised capital through sales of equity and debt securities to finance our development stage activities.  To date, we have expended $29,811 in pursuit of our business plan, establishing our website at www.midnightcandleco.com and purchasing an inventory of candles.  We have realized only minimal sales of $415 and have no source of recurring revenues.  As of December 31, 2006, we had only $136 in saleable inventory, which we believe is insufficient to generate revenues to sustain our operations.

Our administrative office is located at 79013 Bayside Court, Indio, California 92203, telephone (760) 772-1872.

MCDC's fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

Our business objective is to market scented candles to consumers and businesses.  However, it is the opinion of our sole officer and director that our target market and likely purchaser of our products will primarily be female.  She believes that women, as opposed to men, favor candles for their fragrance and decorative nature.  As a result, we offer candles in a variety of sizes, styles, colors and fragrances.  We do not manufacture any products.  All products are purchased from third-party suppliers or manufacturers.  The primary products we stock generally include the following candle types:

1.

Jar Candles - scented candles in decorative glass jars,

2.

Pillar Candles - tall upright candles and

3.

Tea Lights - small candles contained in plastic or metallic cups.

In February of 2006 we purchased an inventory of candles from The Candle Factory and made them available for sale on our website.  To date, we have recognized sales of $415, net of allowances, attributable to the candles we purchased from The Candle Factory.  We do not have any agreements to sell our candles on a recurring basis and are unable to predict the stability of, or assure that we will continue to generate, revenues.

Distribution Methods of the Products

The Internet lends itself well to the distribution of candles and candle-related merchandise due to its ability to provide pictures, information and purchasing capabilities direct to the consumer, at his or her leisure. We have published a website at http://www.midnightcandleco.com, which serves as the sole method through which we market, sell and distribute the products we carry.  The site, although published and fully-functional, is minimalist in nature.  We believe that to attract purchasers, we should make aesthetic changes to our website.  However, as of December 31, 2006, we had insufficient cash on hand to pay for web development services.  We believe that unless we are able to improve the “look and feel” of our Internet presence, we will be unable to attract purchasers.

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

The candle market overall is highly fragmented.  Competitors range from multi-national entities to retailers serving a limited geographical region.  Premium market candle manufacturers include Colonial Candles, owned by Blyth Industries, Inc., which also owns PartyLite, and A.I. Root and Village Candle.  Midnight Candle's retail store competitors include The White Barn Candle Company, which is owned by Limited Brands, Inc., as well as Wicks n' Sticks and Candleman.  Other retail competition includes specialty candle stores, as well as gift retailers.

Midnight Candle Company competes generally for the disposable income of consumers with other producers in the giftware industry.  The giftware industry is highly competitive with a large number of both large and small participants.  The products we sell compete with other scented and unscented candle products and with other gifts within a comparable price range, like boxes of candy, flowers, wine, fine soap and related merchandise.  Our competitors distribute their products through independent gift retailers, department stores, mass market stores and mail order houses.  We are a small company with limited capital resources, minimal saleable inventory and negative cash flows.  As such, we currently compete unfavorably in the general marketplace.  Unless we find a way to increase our revenue generating ability, we will not be able to continue as a going concern.

Sources and availability of raw materials and the names of principal suppliers

We do not procure any raw materials, nor do we produce any of the candles or candle-related products we sell.  We have purchased our salable inventory from The Candle Factory.  We have no other suppliers or distributors from which we expect to order additional inventory.

Effect of existing or probable government regulations

Midnight Candle Company is not aware of any existing or probable government regulations that would have a material effect on our business. Costs and effects of compliance with environmental laws

Employees

Midnight Candle Company is currently in the development stage.  During the development stage, we plan to rely exclusively on the services of our sole officer and director to set up our business operations.  Currently, Helen C. Cary, our President and CEO, is the only employee of the company and she is involved in MCDC business on a part-time basis and expects to devote a minimum of 15 hours per week to our operations.  Ms. Cary is prepared to dedicate additional time, as needed.  At this time, there are no other full- or part-time employees.  We do not expect to hire any additional employees over the next 12 months.

Reports to Security Holders

(1)

After this offering, Midnight Candle Company will furnish shareholders with audited annual financial reports certified by MCDC's independent accountants.

(2)

After this offering, MCDC will file periodic and current reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

(3)

The public may read and copy any materials MCDC files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located athttp://www.sec.gov.

Risk Factors

Limited Operating History.

Midnight Candle Company was formed on September 24, 2004.  We have a relatively insignificant operating history on which to evaluate our business.  Our prospectus must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  We cannot guarantee you that we will be successful as an online retailer of candles and candle-related products.

Competitive Risks.

Midnight Candle Company is entering the candle business, which is a highly competitive market segment with relatively low barriers to entry.  Our competitors include larger and more established companies.  To the best of our management's knowledge, some of our competitors include Colonial Candles, owned by Blyth Industries, Inc. and A.I. Root and Village Candle.  Generally, our actual and potential competitors have longer operating histories, significantly greater financial and marketing resources, as well as greater name recognition.  Therefore, many of these competitors may be able to devote greater resources than MCDC to sales and marketing efforts, expanding their chain of distribution and hiring and retaining key employees.  There can be no assurance that our current or potential competitors will not develop or offer comparable or superior products to those expected to be offered by us.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

Reliance upon Key Personnel and Necessity of Additional Personnel.

Midnight Candle Company is largely dependent upon the personal efforts and abilities of Helen C. Cary.  The success of MCDC will also be largely dependent upon our ability to attract quality management and employees to help manage the growth of our operations.

Control by Current Management May Impede the Ability of Minority Shareholders to Exercise Control over Midnight Candle Company

Currently, the president and CEO directly owns or controls 5,000,000 shares of common stock in Midnight Candle Company, which is 96% of the common stock outstanding.  As a result, the president and CEO of MCDC could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership limits the power to exercise control by the minority shareholders.

Potential Conflicts of Interest May Jeopardize the Business of Midnight Candle Company

The implementation of the business plan of Midnight Candle Company depends substantially on the ideas, skills, and experience of Helen C. Cary.  Without an employment contract, Midnight Candle Company may lose Ms. Cary to other pursuits without a sufficient warning and, consequently, go out of business.  Ms. Cary is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, Ms. Cary may face a conflict in selecting between Midnight Candle Company and her other business interests.  Midnight Candle Company has not and, at this time, does not anticipate that it will formulate a policy for the resolution of such conflicts.

Should a Public Trading Market in the Stock of Midnight Candle Company Fail to Develop or Be Sustained, Investors May Lose Their Entire Investment.

As of this date of this Annual Report, no public market for Midnight Candle Company's Common Stock has yet been established.  There can be no assurance that a meaningful trading market will subsequently develop. Should a viable public trading market in the stock of Midnight Candle Company fail to develop, investors in Midnight Candle Company's common stock may lose their entire investment. In addition, in the event that  a viable  public  trading  market for  Midnight Candle Company's common  stock  does  develop, such  trading,  if  and  when transacted, may be subject to the low-priced security or so-called  "penny  stock" rules that impose  additional  sales practice  requirements  on  broker-dealers  who  sell  such securities.   For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer's account. As a result, characterization as a "penny stock" can adversely affect   the   market   liquidity   for   the   securities.  Furthermore,  the  market  price of  the  Company's  common stock,  if  and when traded, may be subject to  significant fluctuations,  and such fluctuations, as well  as  economic conditions generally, may adversely affect the market price of our securities.

We Have No History of Paying Dividends.

Midnight Candle Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, Alchemy intends to  retain  any  earnings  to finance the development and expansion of its business,  and it  does  not anticipate paying any cash dividends  on  its common  stock.  Any future determination to  pay  dividends will  be  at  the discretion of the Board of Directors  and will  be dependent upon then existing conditions, including Alchemy's financial condition and the results of operations, capital requirements, contractual restrictions, business  prospects, and other factors that  the  Board  of Directors considers relevant.

ITEM 2.  DESCRIPTION OF PROPERTY

We use office space at 79013 Bayside Court, Indio, CA 92203.  Ms. Helen C. Cary, our sole director and officer, is providing the office space at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.

ITEM 3.  LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of Midnight Candle Company has been convicted  in  a criminal proceeding, exclusive of traffic violations.

No  Director,  officer,  significant  employee, or consultant  of  Midnight Candle Company has been permanently  or temporarily  enjoined,  barred,  suspended,  or   otherwise limited   from   involvement  in  any  type  of   business, securities or banking activities.

No Director, officer, significant employee, or consultant of Midnight Candle Company has been convicted of violating a federal or state securities or commodities law.

Midnight Candle Company is not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2006, thus there was no vote of securities holders in 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Our common equity is currently listed on the OTC Bulletin Board under the symbol "MCDC."  As of December 31, 2006, no public market in our common stock had developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

Shares Available Under Rule 144

As of the date of this report;

1.

There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of Midnight Candle Company;

2.

There is no stock that Midnight Candle Company has agreed  to  register  for  sale; and

3.

There is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

In  general, under  Rule  144  as  amended,  a  person  who  has beneficially  owned and held "restricted" securities for at least one year,  including  "affiliates,"  may  sell  publicly  without registration  under  the  Securities Act,  within  any  three-month period,  assuming compliance with other provisions of the  Rule,  a number  of shares that do not exceed the greater of (i) one percent of  the  common stock then outstanding or, (ii) the average  weekly trading  volume in the common stock during the four calendar  weeks preceding  such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2006, Midnight Candle Company has 5,230,000 shares of $0.001 par value common stock issued and outstanding held by 24 shareholders of record.  Midnight Candle Company's Transfer Agent is:  Holladay  Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

Midnight Candle Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, MCDC intends to  retain  any  earnings  to finance the development and expansion of its business,  and it  does  not anticipate paying any cash dividends  on  its common  stock.  Any future determination to  pay  dividends will  be  at  the discretion of the Board of Directors  and will  be dependent upon then existing conditions, including Midnight Candle Company's financial condition and the  results  of operations, capital requirements, contractual restrictions, business  prospects, and other factors that  the  Board  of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2006, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

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

In November 2004, Midnight Candle Company issued 5,000,000 shares of its Common Stock as founders' shares to Helen C. Cary, the sole officer and director of MCDC, at par ($0.001 per share) for cash of $5,000.

We believe that the transaction delineated above is exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

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

Recent Private Placement

In June 2005, we completed an offering of our common stock to a group of private investors.  We issued 230,000 shares of  $0.001 par value common stock for cash at $0.10 per share.  The offering (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers, and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Midnight Candle Company, including an audited balance sheet and reviewed statements of income, changes in stockholders’ equity and cash flows.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Management’s Discussion

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to  be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of  the Securities  Exchange  Act  of  1934.  Such  forward-looking statements include, but are not limited to, those  relating to the following: the Company's ability to secure necessary financing;  plans for opening one or more restaurant units (including the scope, timing, impact and effects  thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding  future  growth,  cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When  used  in this document, the words "anticipate," "estimate,"  "expect,"  "may,"  "plans,"  "project,"   and similar expressions are intended to be among the statements that  identify  forward-looking statements.  Midnight Candle Company’s results may differ significantly from the results discussed in   the   forward-looking   statements.   Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on  its ability  to attract and retain skilled managers  and  other personnel;  the  intense competition within the  restaurant industry;  the  uncertainty of  the  Company's  ability  to manage  and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy  of accounting and other estimates; the Company's future  financial  and operating results,  cash  needs  and demand  for  its  services; and the  Company's  ability  to maintain and comply with permits and licenses; as  well  as other  risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion

Midnight Candle Company was incorporated in the State of Nevada on September 24, 2004.  During the twelve month period ended December 31, 2006, we generated $415 in net revenues from sales of our candles.  After accounting for cost of sales in the amount of $273 and shipping costs of $95, we realized a gross profit of $47.  Comparatively, in the year ago period ended December 31, 2005, we did not generate any revenues, nor did we incur any cost of goods sold and shipping charges.  Since our inception through December 31, 2006, we have generated a total of $415 in net revenues from sales of candles.  We do not have any long-term agreements to supply our candles to any one customer.  As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

For the year ended December 31, 2006, we incurred operating expenses in our continued pursuit of our candle business in the amount of $11,847, consisting of $7,466 in professional fees and general and administrative expenses in the amount of $4,381.  Total expenses for the fiscal year 2006 were roughly 18%, or $1,765, higher than the year ago period ended December 31, 2005, during which time we incurred total operating expenses in the amount of $10,082.  Total operating expenses for the fiscal year 2005 consisted primarily of $5,905 in professional fees and $4,117 in general and administrative fees.  Management believes that the increase in expenditures in 2006 from 2005 can be ascribed to our increased business activity and attempts to generate sales from our inventory of candles.  Total operating expenses since our inception on December 6, 2004 to December 31, 2006 were $29,042, of which $16,372 is attributable to professional fees and $10,670 in general and administrative expenses.

Since our inception, we have incurred net losses due to our sales revenues being significantly lower than our operating expenditures.  For the year ended December 31, 2006, our net loss was $11,800, compared to a net loss of $10,081 in the year ago period ended December 31, 2005.  From the date of our inception to December 31, 2006, we had a cumulative deficit of $26,994.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly.  Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern as footnoted in the financial statements.  If our business fails, our investors may face a complete loss of their investment.

Our sole officer and director believes that our cash on hand as of December 31, 2006 in the amount of $1,248 is not sufficient to maintain our current minimal level of operations for the next approximately 12 months.  Generating sales in the next 12 months is imperative for us to support our operations and to continue as a going concern. We believe that we will be required to generate a minimum of approximately $10,000 in revenues over the next 12 months in order for us to support ongoing operations.

We believe that to generate the minimum required amount of revenues to continue as a going concern, we must further our efforts to establish our brand name.  We have published a website at www.midnightcandleco.com to offer information about our company and to serve as the sole method through which we market, sell and distribute our candles.  In order to increase our visibility to consumers, we plan to use the Internet for marketing and sales by advertising our website, and resultantly our products, through the following two methods:

1.

Improve our Website:  Our website is our sole marketing and sales channel.  It is our “face” to the public, which is the only method for customers to interface and interact with us.  As a result, aesthetics and usability are a significant determining factor in generating views and sales.  We believe our website, in its current form, is no-frills and easy to navigate.  However, our management believes that to generate greater impact and provide a more lasting positive impression on customers, we will have to upgrade and refine our site dramatically.  It is estimated that such web development will cost approximately $5,000 to $10,000, with additional maintenance or upgrades required at least annually.  Our current cash on hand is not sufficient to accomplish this objective and we are unable to provide guidance with regard to an estimated completion time.

2.

Banner Advertisements: We desire to place banner advertisements and/or links to our web site on the sites of others. Some web sites may charge us a fee to place our advertisements in highly visible areas. Other sites may agree to an affiliate relationship, where we would be allowed to place an ad on their site in exchange for placement of their advertisement on our site. We do not plan to enter into any affiliate relationships that would require us to pay a fee in addition to exchanging advertisements or links. To date, we have not begun to place banner advertisements or links on our website, nor have we entered into any affiliate relationships.

3.

Search Engine Placement: In addition to banners and links, we seek to pursue search engine placement.  For a fee, we will be able to submit our web site and various terms to describe our site with web portals such as Yahoo! or Google.  As of the date of this annual report, we have not yet contacted any company regarding search engine placement.  We believe that search engine placement is significantly more effective than banner or link advertising.  We estimate that to achieve relatively high visibility, we will be required to spend approximately $400-$500 per month.  However, our cash on hand as of December 31, 2006 is prohibitive in that we are unable to afford to purchase sufficient advertising placement.  As a result, we do not expect to be able to pursue this marketing channel without additional financing.

As we do not expect to generate sufficient revenues to meet our expenses over the next 12 months, we believe we will need to raise additional capital by issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern.  Since our incorporation, we have raised a total of $28,000 through private sales of our common equity. In November 2004, we issued 5,000,000 shares of our common stock to Helen C. Cary, the sole officer and director, in exchange for cash in the amount of $5,000.  Additionally, in March and June 2005, we sold an aggregate of 230,000 shares of our common stock to 23 unrelated third parties for cash proceeds of $23,000.  Our sole officer and director, Ms. Cary, has loaned us $5,000 in January 2007 to sustain our minimal operations and meet financial obligations.  The loan is due in January 2008 and bears no interest.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

We do not intend to engage in a merger with, or effect an acquisition of, another company in the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-14) form part of the report on the Financial Statements

MIDNIGHT CANDLE COMPANY

(A Development Stage Company)

Financial statements

December 31, 2006 and 2005

MIDNIGHT CANDLE COMPANY

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

TABLE OF CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	1

Financial Statements:
Balance Sheets as of December 31, 2006 and 2005	2

Statements of Operations for the year ended
December 31, 2006 and 2005 with Cumulative Totals
Since Inception	3

Statement of Changes in Stockholders’ Equity (Deficit)
for the Period September 24, 2004 (Inception)
through December 31, 2006	4

Statements of Cash Flows for the Years ended December 31, 2006
and 2005 with Cumulative Totals Since Inception	5

Notes to the Financial Statements	6-14

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

High Ridge Commons

Suites 400-403

200 Haddonfield Berlin Road

Gibbsboro, New Jersey 08026

(856) 346-2828  Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder

Midnight Candle Company

Indio, California

We have audited the accompanying balance sheets of Midnight Candle Company, a development stage company (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholder’s equity (deficit), and cash flows for the years ended December 31, 2006 and 2005 with cumulative totals since the Company’s inception September 24, 2004 for the statements of operations, changes in stockholder’s equity (deficit), and cash flows. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midnight Candle Company as of December 31, 2006 and 2005, and the results of its operations, and cash flows for the years ended December 31, 2006 and 2005 with cumulative totals since inception September 24, 2004 for the statements of operations, changes in stockholder’s equity (deficit) and cash flows in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has just begun operations, and is currently developing their business. They have incurred losses since inception and will be looking to raise capital over the next year to assist in funding their operations. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s operating and financing plans in regards to these matters are also discussed in Note 4.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Bagell Josephs Levine & Company, L.L.C.

Bagell Josephs Levine & Company, L.L.C.

Gibbsboro, New Jersey

March 5, 2007

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005

Current assets:
Cash and cash equivalents	$ 1,248	$ 13,306
Accounts Receivable	122	-
Inventory	136	-

Total Current Assets	1,506	13,306

TOTAL ASSETS	$ 1,506	$ 13,306

LIABILITY AND STOCKHOLDER’S EQUITY (DEFICIT)

LIABILITY
Current Liabilities:
Accounts payable	$ 2,817	$ -

Total Current Liabilities	2,817	-

Total Liabilities	2,817	-

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $.001 Par Value, 100,000,000 shares authorized;
5,230,000 and 5,230,000 shares issued and outstanding	5,230	5,230
Additional paid-in capital	23,270	23,270
Deficit accumulated during development stage	(29,811)	(15,194)

Total Stockholder’s Equity (Deficit)	(1,311)	13,306

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$ 1,506	$ 13,306

The accompanying notes are an integral part of these financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2006	2005	through December 31, 2006

OPERATING REVENUES
Sales, net of allowance	$ 415	$ -	$ 415

Cost of Sales	273	-	273
Freight in	95	-	95

GROSS PROFIT	47	-	47

OPERATING EXPENSES
Professional fees	8,310	5,905	17,215
General and administrative expenses	6,354	4,177	12,644
Total Operating Expenses	14,664	10, 082	29,859

LOSS BEFORE OTHER INCOME	(14,617)	(10,082)	(29,812)

OTHER INCOME
Interest income	-	(1)	(1)
Total Other Income	-	(1)	(1)

LOSS BEFORE PROVISION FOR INCOME TAXES	(14,617)	(10,081)	(29,811)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (14,617)	$ (10,081)	$ (29,811)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	5,230,000	5,138,082

NET LOSS PER COMMON SHARES OUTSTANDING	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD SEPTEMBER 24, 2004 (INCEPTION)

THROUGH DECEMBER 31, 2006

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
Description	Shares	Amount	Paid-In Capital	Stage	Total

Balance, September 24, 2004	-	$ -	$ -	$ -	$ -

Issuance of shares for cash	5,000,000	5,000	-	-	5,000

Net loss for the period September 24, 2004
(inception) through December 31, 2004	-	-	-	(5,113)	(5,113)

Balance, December 31, 2004	5,000,000	5,000	-	(5,113)	(113)

Issuance of shares for cash	230,000	230	22,770	-	23,000

Forgiveness of note payable by officer	-	-	500	-	500

Net loss for the year ended December 31, 2005	-	-	-	(10,081)	(10,081)

Balance, December 21, 2005	5,230,000	$ 5,230	$ 23,270	$ (15,194)	$ 13,306

Net loss for the year ended December 31, 2006	-	-	-	(14,617)	(14,617)

Balance, December 31, 2006	5,230,00	$ 5,230	$ 23,270	$ (29,811)	$ 1,311

The accompanying notes are an integral part of these financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2006	2005	through December 31,2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (14,617)	$ (10,081)	$ (29,811)

Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
(Decrease) in accrued interest	-	(1)	-
(Increase) in accounts receivable	(122)	-	(122)
(Increase) in inventory	(136)	-	(136)
Increase in accounts payable	2,817	-	2,817

Total adjustments	2,559	(1)	2,559

Net cash (used in) operating activities	(12,058)	(10,082)	(27,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	23,000	28,000
Proceeds from note payable – stockholder	-	-	500

Net cash provided by financing activities	-	23,000	28,500

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(12,058)	12,918	1,248

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	13,306	388	-

CASH AND CASH EQUIVALENTS – END OF YEAR	$ 1,248	$ 13,306	$ 1,248

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:

Forgiveness of note payable converted to equity	$ -	$ 500	$ -

The accompanying notes are an integral part of these financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Midnight Candle Company (the “Company”) is a distributor of candles.  The candles will be marketed in various sizes, shapes and fragrances. These customized candles will be distributed for home use and small business users. The Company does not plan to produce any candles and expects to purchase all of its saleable products from manufactures or enter into private-label relationships with manufactures to place our corporate name on select products.  The Company intends to sell enough candles to support business stability and growth with a large portion being sold through the Company’s web site.

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

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.  At December 31, 2006 and 2005, there were no uninsured balances.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of December 31, 2006 and 2005.

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

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

ShareBased Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R was effective January 1, 2006. This standard did not have an impact on the Company’s financial position, results of operations or cash flows.

Exchange of Non-Monetary Assets

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. This standard did not have a material impact on its financial position, results of operations or cash flows.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Accounting Changes

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Changes (Continued)

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on its financial condition and results of operations.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination  Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2006 and 2005:

	2006	2005
Net Loss	$ (14,617)	$ (10,081)

Weighted average common shares
Outstanding (Basic)	5,230,000	5,138,082

Options
Warrants

Weighted average common shares
Outstanding (Diluted)	5,230,000	5,138,082

There are no common stock equivalents outstanding at December 31, 2006 and 2005.

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

DECEMBER 31, 2006 AND 2005

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

DECEMBER 31, 2006 AND 2005

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

At December 31, 2006 and 2005, deferred tax assets consist of the following:

	2006	2005
Deferred tax assets	$ 8,943	$ 4,558
Less: valuation allowance	(8,943)	(4,558)
Net deferred tax assets	$ -	$ -

At December 31, 2006 and 2005, the Company had accumulated deficits during the development stage of $29,811 and $15,194 available to offset future taxable income through 2020. The Company established valuation on allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6 - MAJOR SUPPLIER

The Company purchased 100% of its principal products from one supplier during the year ended December 31, 2006. The loss of this supplier could severely disrupt the operations of the Company. However, the Company does not expect that the business relationship with this supplier will be lost.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., our independent registered public accounting firm, that during their performance of audit procedures for 2006 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Midnight Candle Company's sole Director is elected by the stockholders to a term of one (1) year and serves until her successor is elected and qualified. The officers are appointed by the Board of Directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The following table sets forth certain information regarding the Chief Executive Officer and Director of Midnight Candle Company:

Name	Age	Position
Helen C. Cary	49	President, Chief Executive
		Officer, Principal Financial
		Officer and Director

Helen C. Cary has held her office/position since inception,  and  is  expected to hold  her  office/position until  the  next  annual meeting of  Midnight Candle Company's stockholders.

Helen C. Cary, President, Chief Executive Officer, and Director, attended Rio Salado Community College from 1992 to 1993 and the AWEE Women's Career Center from 1993 to 1994, where she received training in the area of advanced production techniques. Her work experience includes employment contracts with Armtek Defense Systems from 2002 to 2003 and SpeedFam-IPEC from 2000 to 2002. At both companies she was a production supervisor for Chemical Mechanical Planarizer Tool manufacture, where her duties included the power-up, debugging, calibrating and alignment of very sophisticated electronic gear. Since 2004, Ms. Cary has been employed at FX Currency Trading.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2006 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2007 and had no trading activity in 2006.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The  following table sets forth, for the fiscal years ended  December  31, 2006 and  2005,   the   cash compensation paid by the Company, as well as certain  other compensation paid with respect to those years  and  months, to   the   Chief  Executive  Officer  and,  to  the  extent applicable, each of the three other most highly compensated executive  officers  of the Company in  all  capacities  in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Helen C. Cary	2006	-	-	-	-	-	-	-
President and CEO	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Directors' Compensation

We have no formal or informal arrangements or agreements to compensate our sole director for services she provides as director of our company.

Employment Contracts and Officers' Compensation

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2006 certain information regarding the beneficial ownership of our common stock by:

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

Name and Address of		Percentage of Stock
Beneficial Owner	Shares Beneficially Owned	Outstanding (1)
Helen C. Cary	5,000,000	95.6%
79013 Bayside Court
Indio, Ca 92203

All Officers and	5,000,000	95.6%
Directors as a Group
(1 person)

----------------------

(1) All of these shares are owned of record.

Change in Control

No arrangements exist that may result in a change of control of Midnight Candle Company

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In  November 2004, Midnight Candle Company issued  5,000,000 shares  of  its $0.001 par value common stock as  founder's shares  to  Helen C. Cary, the sole officer and Director of Midnight Candle Company, for total cash in the amount of $5,000.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2006 and December 31, 2005 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2006	2005
Audit fees	$6,388	$3,750
Audit-related fees	354	405
Tax fees	275	250
All other fees	1,854	-

Total fees	$8,871	$4,405

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MIDNIGHT CANDLE COMPANY

Signature	Title	Date

/s/ Helen C. Cary	Chief Executive Officer, President	March 29, 2007
Helen C. Cary	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MIDNIGHT CANDLE COMPANY

Signature	Title	Date

/s/ Helen C. Cary	Chief Executive Officer and	March 29, 2007
Helen C. Cary	President

/s/ Helen C. Cary	Secretary/Treasurer
Helen C. Cary	Chief Financial Officer	March 29, 2007