Form 10QSB
period 2007-03-31
MIDNIGHT CANDLE CO
filed 2007-05-14
CIK 1321573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-51842

MIDNIGHT CANDLE COMPANY
(Exact name of registrant as specified in its charter)

Nevada	20-1763307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

79013 Bayside Court Indio, California	92203
(Address of principal executive offices)	(Zip Code)

(760) 772-1872
(Registrant's telephone number, including area code)

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

Yes [X] No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,230,000

MIDNIGHT CANDLE COMPANY

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-KSB for the year ended December 31, 2006 previously filed with the Commission on March 30, 2007, and subsequent amendments made thereto.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

MARCH 31, 2007

(UNAUDITED)

ASSETS
2007
Current Assets:
Cash and cash equivalents	$540
Accounts receivable	122
Inventory	136

Total Current Assets	798

TOTAL ASSETS	$798

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$844
Note payable - stockholder	5,000

Total Current Liabilities	5,844

Total Liabilities	5,844

STOCKHOLDERS’ (DEFICIT)
Common stock, $.001 Par Value, 100,000,000 shares authorized;
5,230,000 shares issued and outstanding	5,230
Additional paid-in capital	23,270
Deficit accumulated during the development stage	(33,546)

Total Stockholders’ (Deficit)	(5,046)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$798

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

			Cumulative Totals
			September 24, 2004 (inception)
	2007	2006	through March 31, 2007

OPERATING REVENUES
Sales, net of allowance	$-	$-	$415

Cost Of Sales	-	-	273
Freight in	-	-	95

GROSS PROFIT	-	-	47

OPERATING EXPENSES
Professional fees	3,699	3,376	20,914
General and administrative expenses	36	1,177	11,771
Total Operating Expenses	3,735	4,553	32,685

LOSS BEFORE OTHER EXPENSE	(3,735)	(4,553)	(32,638)

OTHER (INCOME) EXPENSE
Interest (income) expense	-	-	(1)
Total Other (Income) Expense	-	-	(1)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,735)	(4,553)	(32,637)
Provision for income taxes	-	-	(909)

NET LOSS APPLICABLE TO COMMON SHARES	$(3,735)	$(4,553)	$(33,456)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	5,230,000	5,138,082

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

(UNAUDITED)

			Cumulative Totals
			September 24, 2004 (inception)
	2007	2006	through March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,735)	$(4,553)	$(33,546)

Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
Increase in accounts receivable	-	-	(122)
Increase in inventory	-	(504)	(136)
Increase in accounts payable	(1,973)	-	844

Total adjustments	(1,973)	(504)	586

Net cash (used in) operating activities	(5,708)	(5,057)	(32,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	28,000
Proceeds from note payable - stockholder	5,000	-	33,500

Net cash provided by financing activities	5,000	-	33,500

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(708)	(5,057)	540

CASH AND CASH EQUIVALENTS –
BEGINNING OF PERIOD	1,248	13,306	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$540	$8,249	$540

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year and period, cash was paid for the following:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:

Forgiveness of note payable converted to equity	-	$500	$500

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included have been prepared by Midnight Candle Company (“the Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are is some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

MARCH 31, 2007 AND 2006

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

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of March 31, 2007.

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

MARCH 31, 2007 AND 2006

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position, results of operations cash flows.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination  Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), andSFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006:

	2007	2006

Net loss	$ (3,735)	$ (4,553)

Weighted average common	5,230,000	5,138,082
shares outstanding (Basic)

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	5,230,000	5,138,082

There are no common stock equivalents outstanding at March 31, 2007.

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 3 - NOTE PAYABLE – STOCKHOLDER

Represents an unsecured note payable to the stockholder, due on demand without interest used for working capital needs.

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

There were no stock transactions for year ended December 31, 2006 or for the three month period ended March 31, 2007.

NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 24, 2004 (Inception) through March 31, 2007. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

MARCH 31, 2007 AND 2006

(UNAUDITED)

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

At March 31, 2007 and 2006, deferred tax assets consist of the following:

	2006	2006
Deferred tax assets	$ 10,064	$ 3,215
Less: valuation allowance	(10,064)	(3,215)
Net deferred tax assets	$-0-	$-0-

At March 31, 2007 and 2006, the Company had accumulated deficits during the development stage of $33,546 and $19,747 available to offset future taxable income through 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Midnight Candle Company’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Alchemy’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion

We were incorporated in the State of Nevada on September 24, 2004.  During the three month periods ended March 31, 2007 and 2006, we did not generate any revenues, nor did we incur any cost of goods sold and shipping charges.  Since our inception to March 31, 2007, we generated $415 in revenues from sales of our candles.  After accounting for cost of sales in the amount of $273 and shipping costs of $95, we realized a gross profit of $47 from the period from our inception through March 31, 2007.  We do not have any long-term agreements to supply our candles to any one customer.  As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

For the three months ended March 31, 2007, we incurred operating expenses in our continued pursuit of our candle business in the amount of $3,735, consisting of $3,699 in professional fees and general and administrative expenses in the amount of $36.  Professional fees are primarily related to accounting, legal and other similar professional fees incurred as a cost of being a public reporting entity.  General and administrative expenses primarily encompass the cost of general office expenses, such as postage, supplies and printing.  Comparatively, our total expenses for the most recent quarter were 18% (or $818) lower than the three month period ended March 31, 2006, where our expenses totaled $4,553.  Our management believes this reduction in aggregate expenses is due, in part, to the reduced need for office supplies, the bulk of which we purchased the prior year.  Total operating expenses since our inception on September 24, 2004 to March 31, 2007 were $32,685, of which $20,914 is attributable to professional fees and $11,771 in general and administrative expenses.

Our net loss for the three months ended March 31, 2007 was $3,735, compared to $4,553 in the quarter ended March 31, 2006.  After accounting for interest income of $1 and providing for $909 of income taxes, out net loss since the date of our inception through March 31, 2007 was $33,456.

Our sole officer and director believes that our cash on hand as of March 31, 2007 in the amount of $540 is not sufficient to maintain our current minimal level of operations for the next approximately 12 months.  Generating sales in the next 12 months is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $10,000 in revenues over the next 12 months in order for us to support ongoing operations.  However, we cannot guarantee that we will generate such sales.  We believe that to generate the minimum required amount of revenues to continue as a going concern, we must further our efforts to establish our brand name.  We have published a website at www.midnightcandleco.com to offer information about our company and to serve as the sole method through which we market, sell and distribute our candles.  In order to increase our visibility to consumers, we plan to use the Internet for marketing and sales by advertising our website.

As we have minimal existing inventory, in the amount of $136, and inadequate capital to purchase additional inventory for sale, we do not expect to generate sufficient revenues to meet our expenses over the next 12 months, we believe we will need to raise additional capital by issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern.  Since our incorporation, we have raised a total of $28,000 through private sales of our common equity. In November 2004, we issued 5,000,000 shares of our common stock to Helen C. Cary, the sole officer and director, in exchange for cash in the amount of $5,000.  Additionally, in March and June 2005, we sold an aggregate of 230,000 shares of our common stock to 23 unrelated third parties for cash proceeds of $23,000.  Our sole officer and director, Ms. Cary, has loaned us $5,000 in January 2007 to sustain our minimal operations and meet financial obligations.  The loan is due in January 2008 and bears no interest.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

If our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next twelve months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  During the three months ended March 31, 2007, Helen Cary, our sole officer and director, loaned us $5,000, which amount is due January 16, 2008 and bears no interest.  There are no formal or informal agreements to attain such financing from Ms. Cary, or any other party.  If we are unable to generate sufficient cash flows or raise additional capital to sustain our operations, we may be unable to continue as a going concern.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  As such, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this quarterly statement.  If our business fails, our investors may face a complete loss of their investment.

Our sole officer and director does not expect to incur research and development costs.

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

Our board of directors was advised by Bagell, Josephs & Company, L.L.C., our independent registered public accounting firm, that during their performance of audit procedures for 2006 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	May 9, 2007
Helen C. Cary	Chief Executive Officer