Form 10QSB
period 2007-06-30
MIDNIGHT CANDLE CO
filed 2007-08-10
CIK 1321573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET (UNAUDITED)

JUNE 30, 2007

ASSETS
2007
Current Assets:
Cash and cash equivalents	3,865
Accounts receivable	122
Inventory	136

Total Current Assets	4,123

TOTAL ASSETS	$ 4,123

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$ 844
Notes payable – stockholder	10,000

Total Current Liabilities	10,844

Total Liabilities	10,844

STOCKHOLDERS’ (DEFICIT)
Common stock, $.001 Par Value, 100,000,000 shares authorized;
5,230,000 shares issued and outstanding	5,230
Additional paid-in capital	23,270
Deficit accumulated during the development stage	(35,221)

Total Stockholders’ (Deficit)	(6,721)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 4,123

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

					Cumulative Totals
	For the six months ended		For the three months ended		September 24, 2004 (Inception)
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	through June 30, 2007

OPERATING REVENUES
Sales, net of allowance	$ -	$ -	$ -	$ -	$ 415

Cost Of Sales	-	-	-	-	273
Freight in	-	-	-	-	95

GROSS PROFIT	-	-	-	-	47

OPERATING EXPENSES
Professional fees	5,005	3,478	1,306	101	22,220
General and administrative expenses	405	1,475	369	299	13,049
Total Operating Expenses	5,410	4,953	1,675	400	35,269

LOSS BEFORE OTHER EXPENSE	(5,410)	(4,953)	(1,675)	(400)	(35,222)

OTHER (INCOME)
Interest (income) expense	-	-	-	-	(1)
Total Other (Income)	-	-	-	-	(1)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(5,410)	(4,953)	(1,675)	(400)	(35,221)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (5,410)	$ (4,953)	$ (1,675)	$ (400)	$ (35,221)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	5,230,000	5,230,000	5,230,000	5,230,000

NET LOSS PER COMMON SHARES OUTSTANDING	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2007	2006	through June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,410)	$ (4,953)	$ (35,221)

Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
(Increase) in accounts receivable	-	-	(122)
(Increase) in inventory	-	(504)	(136)
Increase (decrease) in accounts payable	(1,973)	-	844

Total adjustments	(1,973)	(504)	586

Net cash (used in) operating activities	(7,383)	(5,457)	(34,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	28,500
Proceeds from note payable – stockholder	10,000	-	10,000

Net cash provided by financing activities	10,000	-	38,500

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	2,617	(5,457)	3,865

CASH AND CASH EQUIVALENTS –
BEGINNING OF PERIOD	1,248	13,306	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$ 3,865	$ 7,849	$ 3,865

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year and period, cash was paid for the following:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:
Forgiveness of note payable converted to equity	$ -	$ -	$ 500

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

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

JUNE 30, 2007 AND 2006

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

JUNE 30, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of June 30, 2007.

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

JUNE 30, 2007 AND 2006

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

JUNE 30, 2007 AND 2006

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 but believes it will not have a material impact on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 but believes it will not have a material impact on its financial position or results of operations.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2007 and 2006:

	2007	2006

Net loss	$ (5,410)	$ (4,953)

Weighted average common	5,230,000	5,230,000
shares outstanding (Basic)

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	5,230,000	5,230,000

There are no common stock equivalents outstanding at June 30, 2007.

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007 AND 2006

(UNAUDITED)

NOTE 3 - NOTES PAYABLE - STOCKHOLDER

Represents two unsecured notes payable for $5,000 each to the stockholder.  One is due on demand without interest and the other is due April 20, 2008 without interest.  They were both used for working capital needs.

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

NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 24, 2004 (Inception) through June 30, 2007. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

JUNE 30, 2007 AND 2006

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

At June 30, 2007 and 2006, deferred tax assets consist of the following:

	2007	2006
Deferred tax assets	$10,566	$6,044
Less: valuation allowance	(10,566)	(6,044)
Net deferred tax assets	$ -0-	$ -0-

At June 30, 2007 and 2006, the Company had accumulated deficits during the development stage of $35,221 and $20,147 available to offset future taxable income through 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Management’s Discussion

We were incorporated in the State of Nevada on September 24, 2004.  During the three month periods ended June 30, 2007 and 2006, we did not generate any revenues, nor did we incur any cost of goods sold and shipping charges.  Since our inception to June 30, 2007, we generated $415 in revenues from sales of our candles.  After accounting for cost of sales in the amount of $273 and shipping costs of $95, we realized a gross profit of $47 from the period from our inception through June 30, 2007.  We do not have any long-term agreements to supply our candles to any one customer.  As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

For the three months ended June 30, 2007, we incurred operating expenses in our continued pursuit of our candle business in the amount of $1,675, consisting of $1,306 in professional fees and general and administrative expenses in the amount of $369.  Professional fees are primarily related to accounting, legal and other similar professional fees incurred as a cost of being a public reporting entity.  General and administrative expenses primarily encompass the cost of general office expenses, such as postage, supplies and printing.  Total operating expenses since our inception on September 24, 2004 to June 30, 2007 were $35,269, of which $22,220 is attributable to professional fees and $13,049 in general and administrative expenses.

Our net loss for the three months ended June 30, 2007 was $1,675, compared to $400 in the quarter ended June 30, 2006.  After accounting for interest income of $1 and providing for $909 of income taxes, out net loss since the date of our inception through June 30, 2007 was $35,221.

Our sole officer and director believes that our cash on hand as of June 30, 2007 in the amount of $3,865 is not sufficient to maintain our current minimal level of operations for the next approximately 12 months.  Generating sales in the next 12 months is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $10,000 in revenues over the next 12 months in order for us to support ongoing operations.  However, we cannot guarantee that we will generate such sales.  We believe that to generate the minimum required amount of revenues to continue as a going concern, we must further our efforts to establish our brand name.  We have published a website at www.midnightcandleco.com to offer information about our company and to serve as the sole method through which we market, sell and distribute our candles.  In order to increase our visibility to consumers, we plan to use the Internet for marketing and sales by advertising our website.

As we have minimal existing inventory, in the amount of $136, and inadequate capital to purchase additional inventory for sale, we do not expect to generate sufficient revenues to meet our expenses over the next 12 months, we believe we will need to raise additional capital by issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern.  Since our incorporation, we have raised a total of $28,000 through private sales of our common equity. In November 2004, we issued 5,000,000 shares of our common stock to Helen C. Cary, the sole officer and director, in exchange for cash in the amount of $5,000.  Additionally, in March and June 2005, we sold an aggregate of 230,000 shares of our common stock to 23 unrelated third parties for cash proceeds of $23,000.  Our sole officer and director, Ms. Cary, has loaned us $5,000 in January 2007 and another $5,000 in April 2007 to sustain our minimal operations and meet financial obligations.  The loans are due in January and April 2008, respectively, and bear no interest.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

If our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next twelve months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  During the three months ended June 30, 2007, Helen Cary, our sole officer and director, loaned us $5,000, which amount is due April 20, 2008 and bears no interest.  There are no formal or informal agreements to attain such financing from Ms. Cary, or any other party.  If we are unable to generate sufficient cash flows or raise additional capital to sustain our operations, we may be unable to continue as a going concern.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  As such, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this quarterly statement.  If our business fails, our investors may face a complete loss of their investment.

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

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	August 8, 2007
Helen C. Cary	Chief Executive Officer