Form 10QSB
period 2007-09-30
MIDNIGHT CANDLE CO
filed 2007-10-29
CIK 1321573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$ 2,375
Accounts receivable	122
Inventory	438

Total Current Assets	2,935

TOTAL ASSETS	$ 2,935

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$ 844
Notes payable - related party	10,000

Total Current Liabilities	10,844

Total Liabilities	10,844

STOCKHOLDER’S (DEFICIT)
Common stock, $.001 Par Value; 100,000,000 shares authorized;
5,230,000 shares issued and outstanding	5,230
Additional paid-in capital	23,270
Deficit accumulated during the development stage	(36,409)

Total Stockholder’s (Deficit)	(7,909)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT)	$ 2,935

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	For the nine months ended		For the three months ended		Cumulative Totals
	September 30,		September 30,		September 24, 2004 (Inception)
	2007	2006	2007	2006	through September 30, 2007

OPERATING REVENUES
Sales, net of allowance	$49	$415	$49	$415	$464

Cost of sales	-	273	-	273	273
Freight in	-	95	-	-	95

GROSS PROFIT	49	47	49	142	96

OPERATING EXPENSES
Professional fees	5,981	6,304	976	2,827	23,422
General and administrative expenses	666	3,780	261	2,304	13,084
Total Operating Expenses	6,647	10,084	1,237	5,131	36,506

LOSS BEFORE OTHER EXPENSE	(6,598)	(10,037)	(1,188)	(4,989)	(36,410)

OTHER (INCOME)
Interest (income)	-	-	-	-	(1)
Total Other (Income)	-	-	-	-	(1)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,598)	(10,037)	(1,188)	(4,989)	(36,409)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(6,598)	$(10,037)	$(1,188)	$(4,989)	$(36,409)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	5,230,000	5,230,000	5,230,000	5,230,000

NET LOSS PER BASIC AND DILUTED
COMMON SHARE OUTSTANDING	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2007	2006	through September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,598)	$(10,037)	$(36,409)

Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
(Increase) in accounts receivable	-	(122)	(122)
(Increase) in inventory	(302)	(136)	(438)
(Decrease) increase in accounts payable	(1,973)	-	844

Total adjustments	(2,275)	(258)	284

Net cash (used in) operating activities	(8,873)	(10,295)	(36,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	28,500
Proceeds from notes payable - related party	10,000	-	10,000

Net cash provided by financing activities	10,000	-	38,500

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	1,127	(10,295)	2,375

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,248	13,306	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,375	$3,011	$2,375

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:

Forgiveness of note payable converted to equity	$-	$-	$500

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

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

SEPTEMBER 30, 2007 AND 2006

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

SEPTEMBER 30, 2007 AND 2006

 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of September 30, 2007.

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

SEPTEMBER 30, 2007 AND 2006

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

SEPTEMBER 30, 2007 AND 2006

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on its financial position or results of operations.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2007 AND 2006

 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2007 and 2006:

	2007	2006

Net loss	$ (6,598)	$ (10,037)

Weighted average common	5,230,000	5,230,000
shares outstanding (Basic)

Options	-	-
Warrants	-	-

Weighted average common	5,230,000	5,230,000
shares outstanding (Diluted)

There are no common stock equivalents outstanding at September 30, 2007.

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

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE 3 - NOTES PAYABLE - RELATED PARTY

Represents two unsecured notes payable for $5,000 each to the stockholder. One is due on demand without interest and the other is due April 20, 2008 without interest. They were both used for working capital needs.

NOTE 4 - STOCKHOLDERS’ (DEFICIT)

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

As of September 30, 2007, there have been no other issuances of common stock.

NOTE 5 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 24, 2004 (Inception) through September 30, 2007. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

SEPTEMBER 30, 2007 AND 2006

 (UNAUDITED)

NOTE 5 - GOING CONCERN (CONTINUED)

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

At September 30, 2007 and 2006, deferred tax assets consist of the following:

	2007	2006
Deferred tax assets	$ 10,923	$ 7,569
Less: valuation allowance	(10,923)	(7,569)
Net deferred tax assets	$ -0-	$ -0-

At September 30, 2007 and 2006, the Company had accumulated deficits during the development stage of $36,409 and $25,231 available to offset future taxable income through 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Management’s Discussion

We were incorporated in the State of Nevada on September 24, 2004.  During the three and nine month period ended September 30, 2007, we generated revenues from sales of our candles in the amount of $49.  In the comparable year ago three and nine month periods ended September 30, 2006, our revenues were $415.  Since our inception to September 30, 2007, we generated $415 in revenues from sales of our candles.  We do not have any long-term agreements to supply our candles to any one customer.  We have no recurring customers and have no ongoing revenue sources.  We have had substantial difficulty garnering customers and generating sales revenues in the current volatile economic environment.  Our management believes we will need to initiate substantial marketing efforts to generate greater sales volume.  However, our current cash on hand is insufficient to undertake any marketing or advertising at this time.  As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

In association with sales of candles, we incurred cost of goods sold in the amount of $273 during the three month period ended September 30, 2006.  We did not incur any cost of sales during the three months ended September 30, 2007.  Cost of goods sold during the nine months ended September 30, 2006 was $273.  After factoring in $95 attributable to the cost of incoming freight, our gross profit was $47 for the nine month period ended September 30, 2006.  During the nine months ended September 30, 2007, we did not incur any cost of goods sold.  Since our inception to September 30, 2007, cost of goods sold amounted to $273 and total freight in charges were $95, resulting in a gross profit of $96.

In the execution of our business, we incur various general and administrative costs, as well as professional fees.  General and administrative expenses mainly consist of office expenditures such as postage and office supplies.  Professional fees are primarily related to accounting, legal and other similar professional fees incurred as a cost of being a public reporting entity.  For the three months ended September 30, 2007, we incurred operating expenses in our continued pursuit of our candle business in the amount of $1,237, consisting of $976 in professional fees and general and administrative expenses in the amount of $261.  In the year ago period ended September 30, 2006, total expenses were $5,131, consisting of $2,872 in professional fees and general and administrative expenses in the amount of $2,304.  During the nine months ended September 30, 2007, we incurred $5,981 in professional fees and $666 in general and administrative expenses, leading to aggregate expenses during the period of $6,647.  Total expenses for the comparable nine month period ended September 30, 2006 were $10,084, which is attributable to $6,304 in professional fees and $3,780 in general and administrative fees.  Total operating expenses since our inception on September 24, 2004 to September 30, 2007 were $36,506, of which $23,422 is attributable to professional fees and $13,084 in general and administrative expenses.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we continue to pursue our planned principal operations, we expect aggregate expenses to increase.

As a result of our expenses related to pursuing our planned business objective and lack of substantial revenues, we have incurred net losses since our inception.  In the three month period ended September 30, 2007, we experienced a net loss of $1,188, compared to a loss of $4,989 in the year ago three month period ended September 20, 2006.  During the nine months ended September 30, 2007 and 2006, our net losses were $6,598 and $10,037, respectively.  From the date of our inception to September 30, 2007, we had a cumulative deficit of $36,409.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly.  We have not been profitable from our inception in 2004 through present 2007.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.  Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this quarterly report.  If our business fails, our investors may face a complete loss of their investment.

Our officers and sole director believe that our cash on hand as of September 30, 2007 in the amount of $2,375 is not sufficient to maintain our current minimal level of operations for the next approximately 12 months.  Generating sales in the next 12 months is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $10,000 in revenues over the next 12 months in order for us to support ongoing operations.  However, we cannot guarantee that we will generate sufficient sales.  We believe that to generate the minimum required amount of revenues to continue as a going concern, we must further our efforts to establish our brand name.  In order to increase our visibility to consumers, we will be required to establish an effective marketing campaign.  However, without an effective marketing and advertising campaign in place, we do not expect our sales revenues to be material to support our operations for the foreseeable future.

We believe we will need to raise additional capital by issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern.  Since our incorporation, we have raised a total of $28,500 through private sales of our common equity. Additionally, our president and director, Ms. Cary, has loaned us a total of $10,000 in 2007 to sustain our minimal operations and meet financial obligations.  The loans are due in January and April 2008, respectively, and bear no interest.  We cannot assure you that any additional financing can be obtained or, if obtained, that it will be on reasonable terms.  There are no formal or informal agreements to attain such financing from Ms. Cary, or any other party.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  As such, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this quarterly statement.  If our business fails, our investors may face a complete loss of their investment.

Our officers and director do not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We do not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and sole director appear sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by one individual.  We plan to outsource the production of our products, thus our sole officer and director’s responsibilities are mainly administrative.

We have not paid for expenses on behalf of any of our director.  Additionally, we believe that this fact shall not materially change.

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

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	October 29, 2007
Helen C. Cary	Chief Executive Officer

/s/Patrick Deparini	Secretary/Treasurer and	October 29, 2007
Patrick Deparini	Chief Financial Officer