Form 10KSB
period 2007-12-31
MIDNIGHT CANDLE CO
filed 2008-03-20
CIK 1321573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to ___________

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

None
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [  ]

The issuer's revenue for its most recent fiscal year was $49.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $23,000 as of December 31, 2007.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2007 was 5,230,000.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on September 24, 2004.  We are a startup company with limited operations and no employees.  Since our inception, we have raised capital through sales of equity and debt securities to finance our development stage activities.  To date, we have expended $37,151 in pursuit of our business plan, establishing our website at www.midnightcandleco.com and purchasing an inventory of candles.  We have realized only minimal sales of $464 and have no source of recurring revenues.  As of December 31, 2007, we had only $438 in saleable inventory, which we believe is insufficient to generate revenues to sustain our operations.

Our administrative office is located at 79013 Bayside Court, Indio, California 92203, telephone (760) 772-1872.

MIDC's fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

Our business objective is to market scented candles to consumers and businesses.  However, it is the opinion of our management that our target market and likely purchaser of our products will primarily be female.  They believe that women, as opposed to men, favor candles for their fragrance and decorative nature.  As a result, we offer candles in a variety of sizes, styles, colors and fragrances.  We do not manufacture any products.  All products are purchased from third-party suppliers or manufacturers.  The primary products we stock generally include the following candle types:

1.

Jar Candles - scented candles in decorative glass jars,

2.

Pillar Candles - tall upright candles and

3.

Tea Lights - small candles contained in plastic or metallic cups.

In September of 2007 we purchased additional inventory of candles from Discount Candle Shop and made them available for sale on our website.  To date, we have recognized sales of $464, net of allowances, attributable to the candles we purchased since February of 2006.  We do not have any agreements to sell our candles on a recurring basis and are unable to predict the stability of, or assure that we will continue to generate, revenues.

Distribution Methods of the Products

The Internet lends itself well to the distribution of candles and candle-related merchandise due to its ability to provide pictures, information and purchasing capabilities direct to the consumer, at his or her leisure. We have published a website at http://www.midnightcandleco.com, which serves as the sole method through which we market, sell and distribute the products we have for sale.  The site, although published and fully-functional, is minimalist in nature.  We believe that to attract purchasers, we should make aesthetic changes to our website.  However, as of December 31, 2007, we had insufficient cash on hand to pay for web development services.  We believe that unless we are able to improve the “look and feel” of our Internet presence, we will be unable to attract purchasers.

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

Sources and availability of raw materials and the names of principal suppliers

We do not procure any raw materials, nor do we produce any of the candles or candle-related products we sell.  We have purchased our salable inventory from The Candle Factory and Discount Candle Shop.  We have no other suppliers or distributors from which we expect to order additional inventory.

Effect of existing or probable government regulations

Midnight Candle Company is not aware of any existing or probable government regulations that would have a material effect on our business. Costs and effects of compliance with environmental laws

Employees

Midnight Candle Company is currently in the development stage.  During the development stage, we plan to rely exclusively on the services of our officers and sole director to set up our business operations.  Our two officers are involved in MIDC business on a part-time basis only and are prepared to dedicate additional time, as needed.  At this time, there are no other full- or part-time employees.  We do not expect to hire any additional employees over the next 12 months.

Reports to Security Holders

(1)

Midnight Candle Company will furnish shareholders with audited annual financial reports certified by MIDC's independent accountants.

(2)

MIDC will file periodic and current reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

(3)

The public may read and copy any materials MIDC files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located athttp://www.sec.gov.

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

Competitive Risks.

Midnight Candle Company is entering the candle business, which is a highly competitive market segment with relatively low barriers to entry.  Our competitors include larger and more established companies.  To the best of our management's knowledge, some of our competitors include Colonial Candles, owned by Blyth Industries, Inc. and A.I. Root and Village Candle.  Generally, our actual and potential competitors have longer operating histories, significantly greater financial and marketing resources, as well as greater name recognition.  Therefore, many of these competitors may be able to devote greater resources than MIDC to sales and marketing efforts, expanding their chain of distribution and hiring and retaining key employees.  There can be no assurance that our current or potential competitors will not develop or offer comparable or superior products to those expected to be offered by us.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

Investors may lose their entire investment if we fail to implement our business plan.

We have no demonstrable operations record on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition.  We cannot guarantee that we will be successful in accomplishing our objectives.  To date, we have generated only minimal revenues and expect to incur losses in the foreseeable future.  If we fail to develop a sustainable base of operations, we may be forced to cease operations, in which case investors may lose their entire investment.

We may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  We have operated with negative net cash outflows since our inception.  Unless we begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Reliance upon Key Personnel and Necessity of Additional Personnel.

Midnight Candle Company is largely dependent upon the personal efforts and abilities of Helen C. Cary.  The success of MIDC will also be largely dependent upon our ability to attract quality management and employees to help manage the growth of our operations.

Control by Current Management May Impede the Ability of Minority Shareholders to Exercise Control over Midnight Candle Company

Currently, the president and CEO directly owns or controls 5,000,000 shares of common stock in Midnight Candle Company, which is 96% of the common stock outstanding.  As a result, the president and CEO of MIDC could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership limits the power to exercise control by the minority shareholders.

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

Investors may have difficulty liquidating their investment because our stock will be subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We use office space at 79013 Bayside Court, Indio, CA 92203.  Ms. Helen C. Cary, the sole director and an officer, is providing the office space at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

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

No director, officer, significant employee or consultant of Pet Express Supply, Inc. has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2007, thus there was no vote of securities holders in 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Our common equity is currently listed on the OTC Bulletin Board under the symbol "MIDC."  As of December 31, 2007, no public market in our common stock had developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

Shares Available Under Rule 144

We have 5,230,000 shares of common stock outstanding, of which 5,000,000 shares may be sold at any time under Rule 144.  In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.

1% of the then outstanding shares of our common stock; or

2.

The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least two years previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise or of the shares could negatively impact the market price of our common stock.  We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time.  Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.

Holders

As of December 31, 2007, Midnight Candle Company has 5,230,000 shares of $0.001 par value common stock issued and outstanding held by 24 shareholders of record.  Midnight Candle Company's Transfer Agent is:  Holladay  Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

Midnight Candle Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, MIDC intends to  retain  any  earnings  to finance the development and expansion of its business,  and it  does  not anticipate paying any cash dividends  on  its common  stock.  Any future determination to  pay  dividends will  be  at  the discretion of the Board of Directors  and will  be dependent upon then existing conditions, including Midnight Candle Company's financial condition and the  results  of operations, capital requirements, contractual restrictions, business  prospects, and other factors that  the  Board  of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2007, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

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

In November 2004, Midnight Candle Company issued 5,000,000 shares of its Common Stock as founders' shares to Helen C. Cary, an officer and the sole director of MIDC, at par ($0.001 per share) for cash of $5,000.

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

Management’s Discussion

Midnight Candle Company was incorporated in the State of Nevada on September 24, 2004.  During the twelve month period ended December 31, 2007, we generated $49 in net revenues from sales of our candles.  We realized a gross profit of $49.  Comparatively, in the year ago period ended December 31, 2006, we generated $415 in revenues, and incurred $273 in cost of goods sold and $95 in shipping charges, thus realizing a gross profit of $47.  Since our inception through December 31, 2007, we have generated a total of $464 in net revenues from sales of candles, while aggregate costs of sales were $368, resulting in a gross profit of $96.  We do not have any long-term agreements to supply our candles to any one customer.  As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

For the year ended December 31, 2007, we incurred operating expenses in our continued pursuit of our candle business in the amount of $6,928, consisting of $6,121 in professional fees and general and administrative expenses in the amount of $807.  Total operating expenses for the fiscal year 2007 were roughly 53%, or $7,736, lower than the year ago period ended December 31, 2006, during which time we incurred total operating expenses in the amount of $14,664.  Total operating expenses for the fiscal year 2006 consisted primarily of $8,310 in professional fees and $6,354 in general and administrative fees.  Management believes that the decrease in expenditures in 2007 from 2006 can be ascribed to our decreased business activity and failed attempts to generate sales from our inventory of candles.  Total operating expenses since our inception on December 6, 2004 to December 31, 2007 were $36,787, of which $23,336 is attributable to professional fees and $13,451 in general and administrative expenses.

Since our inception, we have incurred net losses due to our sales revenues being significantly lower than our operating expenditures.  For the year ended December 31, 2007, our net loss was $6,879, compared to a net loss of $14,617 in the year ago period ended December 31, 2006.  From the date of our inception to December 31, 2007, we had a cumulative deficit of $36,690.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly.  Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern as footnoted in the financial statements.  If our business fails, our investors may face a complete loss of their investment.

Since our incorporation, we have raised a total of $28,000 through private sales of our common equity. In November 2004, we issued 5,000,000 shares of our common stock to Helen C. Cary, an officer and our sole director, in exchange for cash in the amount of $5,000.  Additionally, in March and June 2005, we sold an aggregate of 230,000 shares of our common stock to 23 unrelated third parties for cash proceeds of $23,000.  Our sole director and an officer, Ms. Cary, has loaned us $5,000 in January 2007 to sustain our minimal operations and meet financial obligations.  The loan is due in January 2008 and bears no interest.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our management believes that our cash on hand as of December 31, 2007 in the amount of $1,250 is not sufficient to maintain our current minimal level of operations for the next approximately 12 months.  Generating sales in the next 12 months is imperative for us to support our operations and to continue as a going concern. We believe that we will be required to generate a minimum of approximately $10,000 in revenues over the next 12 months in order for us to support ongoing operations.  Unfortunately, we do not have sufficient saleable inventory to generate such amount of required revenues.  Additionally, we have insufficient resources with which to implement marketing activities to generate awareness of our brand and products.  Our management believes it unlikely for us to generate sufficient revenues to meet our minimal level of expenditures to meet our expenses, and it is therefore unlikely we will continue to operate as a going concern.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and sole director appear sufficient at this time.  Our officers work for us on a part-time basis, and are prepared to devote additional time, as necessary.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-14) form part of the report on the Financial Statements

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Page(s)

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets as of December 31, 2007 and 2006	2

Statements of Operations for the years ended December 31, 2007 and 2006 and for the period September 24, 2004
(Inception) through December 31, 2007 with
Cumulative Totals Since Inception	3

Statement of Changes in Stockholder’s
(Deficit) for the years ended December 31, 2007 and 2006
and for the Period September 24, 2004 (Inception)
through December 31, 2007	4

Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the Period September 24, 2004 (Inception)
through December 31, 2007 with Cumulative Totals Since Inception	5

Notes to the Financial Statements	6-14

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Certified Public Accountants

406 Lippincott Drive

Suite J

Marlton, New Jersey 08053

(856) 346-2828  Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder

Midnight Candle Company

Indio, California

We have audited the accompanying balance sheets of Midnight Candle Company, a development stage company (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholder’s deficit, and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period September 24, 2004 (Inception) through December 31, 2007 with cumulative totals since the Company’s inception September 24, 2004 for the statements of operations, changes in stockholder’s deficit, and cash flows. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midnight Candle Company as of December 31, 2007 and 2006, and the results of its operations, and cash flows for each of the two years in the period ended December 31, 2007 and for the period September 24, 2004 (Inception) through December 31, 2007 for the period then ended with cumulative totals since inception in conformity with accounting principles generally accepted in the United States of America.

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

Bagell Josephs Levine & Company, L.L.C.

Bagell Josephs Levine & Company, L.L.C.

Marlton, New Jersey

February 19, 2008

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006

Current Assets:
Cash and cash equivalents	$1,250	$1,248
Accounts receivable	122	122
Inventory	438	136

Total Current Assets	1,810	1,506

TOTAL ASSETS	$1,810	$1,506

LIABILITY AND STOCKHOLDER’S (DEFICIT)

LIABILITY
Current Liabilities:
Accounts payable	$-	$2,817
Notes payable- related party	10,000	-

Total Current Liabilities	10,000	2,817

Total Liabilities	10,000	2,817

STOCKHOLDER’S (DEFICIT)
Common stock, $.001 Par Value, 100,000,000 shares authorized;
5,230,000 shares issued and outstanding	5,230	5,230
Additional paid-in capital	23,270	23,270
Deficit accumulated during development stage	(36,690)	(29,811)

Total Stockholder’s (Deficit)	(8,190)	(1,311)

TOTAL LIABILITIES AND STOCKHOLDER'S (DEFICIT)	$1,810	$1,506

The accompanying notes are an integral part of these financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FOR THE PERIOD SEPTEMBER 24, 2004 (INCEPTION) THROUGH DECEMBER 31, 2007

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2007	2006	through December 31, 2007

OPERATING REVENUES
Sales, net of allowance	$49	$415	$464

Cost of Sales	-	273	273
Freight in	-	95	95

GROSS PROFIT	49	47	96

OPERATING EXPENSES
Professional fees	6,121	8,310	23,336
General and administrative expenses	807	6,354	13,451
Total Operating Expenses	6,928	14,664	36,787

LOSS BEFORE OTHER INCOME	(6,879)	(14,617)	(36,691)

OTHER (INCOME)
Interest (income)	-	-	(1)
Total Other (Income)	-	-	(1)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,879)	(14,617)	(36,691)
Provision for income taxes	-	-	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$(6,879)	$(14,617)	$(36,690)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	5,230,000	5,230,000

LOSS PER BASIC AND DILUTED COMMON SHARES OUTSTANDING	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDER’S (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND

FOR THE PERIOD SEPTEMBER 24, 2004 (INCEPTION)

THROUGH DECEMBER 31, 2007

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
Description	Shares	Amount	Paid-In Capital	Stage	Total

Balance, September 24, 2004	-	$-	$-	$-	$-

Issuance of shares for cash	5,000,000	5,000	-	-	5,000

Net loss for the period September 24, 2004
(inception) through December 31, 2004	-	-	-	(5,113)	(5,113)

Balance, December 31, 2004	5,000,000	5,000	-	(5,113)	(113)

Issuance of shares for cash	230,000	230	22,770	-	23,000

Forgiveness of note payable by officer	-	-	500	-	500

Net loss for the year ended December 31, 2005	-	-	-	(10,081)	(10,081)

Balance, December 31, 2005	5,230,000	5,230	23,270	(15,194)	13,306

Net loss for the year ended December 31, 2006	-	-	-	(14,617)	(14,617)

Balance, December 31, 2006	5,230,00	5,230	23,270	(29,811)	1,311

Net loss for the year ended December 31, 2007	-	-	-	(6,879)	(6,879)

Balance, December 31, 2007	5,230,000	$5,230	$23,270	$(36,690)	$(8,190)

The accompanying notes are an integral part of these financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND FOR THE PERIOD SEPTEMBER 24, 2004 (INCEPTION) THROUGH DECEMBER 31, 2007

 (WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2007	2006	through December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,879)	$(14,617)	$(36,690)

Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
Increase in accounts receivable	-	(122)	(122)
Increase in inventory	(302)	(136)	(438)
Increase (decrease) in accounts payable	(2,817)	2,817	-

Total adjustments	(3,119)	2,559	560

Net cash (used in) operating activities	(9,998)	(12,058)	(37,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	28,500
Proceeds from note payable – related party	10,000	-	38,500

Net cash provided by financing activities		-	28,500

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	2	(12,058)	1,250

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	1,248	13,306	-

CASH AND CASH EQUIVALENTS – END OF YEAR	$1,250	$1,248	$1,250

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year, cash was paid for the following:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:

Forgiveness of note payable converted to equity	$-	$-	$500

The accompanying notes are an integral part of these financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.  At December 31, 2007, there were no uninsured balances.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007 AND 2006

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

Inventory

Inventory consists of merchandise held for sale in the ordinary course of business and are stated at the lower of cost or market, determined using the first-in, first-out (FIFO) method.

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of December 31, 2007 and 2006.

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

DECEMBER 31, 2007 AND 2006

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

ShareBased Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The adoption for FAS 123R did not have a material impact on its financial position and results of operations.

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

In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007 AND 2006

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS No. 155 did not have a material impact on its financial position or results of operations.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS No. 156 did not have a material impact on its financial position or results of operations.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007 AND 2006

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements”, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on the Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosure about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007 AND 2006

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160, This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact that SFAS No. 160 will have on its financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007 AND 2006

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2007 and for the period September 24, 2004 (Inception) through December 31, 2007:

	2007	2006

Net Loss	(6,879)	(14,617)

Weighted average common shares
outstanding (Basic)	5,230,000	5,230,000

Options
Warrants

Weighted average common shares
outstanding (Diluted)	5,230,000	5,230,000

There are no common stock equivalents outstanding at December 31, 2007 and 2006.

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2007 AND 2006

NOTE 3 -

NOTES PAYABLE – RELATED PARTY

Represents two unsecured notes payable for $5,000 each to the officer of the Company. One is due on demand without interest and the other is due April 20, 2008, without interest. They were both used for working capital needs.

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

As of December 31, 2007, there were no additional issuances of common stock.

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

DECEMBER 31, 2007 AND 2006

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

At December 31, 2007 and 2006, deferred tax assets consist of the following:

	2007	2006
Deferred tax assets	$ 11,007	$ 8,943
Less: valuation allowance	(11,007)	(8,943)
Net deferred tax assets	$ -	$ -

At December 31, 2007 and 2006, the Company had accumulated deficits during the development stage of $36,690 and $29,811 available to offset future taxable income through 2020. The Company established valuation on allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Our board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., our independent registered public accounting firm, that during their performance of audit procedures for 2007 Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

The following table sets forth certain information regarding the Officers and Directors of Midnight Candle Company:

Name	Age	Position
Helen C. Cary	50	President, Chief Executive Officer and Director

Patrick Deparini	32	Secretary/Treasurer Principal Financial Officer

Helen C. Cary has held her office/position since inception,  and  is  expected to hold  her  office/position until  the  next  annual meeting of  Midnight Candle Company's stockholders.  Patrick Deparini has held his office/position since September 1, 2007,  and  is  expected to hold  his  office/position until  the  next  annual meeting of  Midnight Candle Company's stockholders.

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

Patrick Deparini, Secretary/Treasurer, Chief Financial Officer, received a Bachelor of Science degree in Finance, with an emphasis on Managerial Finance, from the University of Nevada, Las Vegas.  For the previous seven years, he has been an officer and director of Nascent Group, Inc., a company offering various document preparation and advisory services.  His duties with Midnight Candle Company include oversight of all operational aspects from corporate governance to implementation of the Company’s business strategy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2007 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2007 and had no trading activity in 2007.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and our sole director serves in all the above capacities.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The  following table sets forth, for the fiscal years ended  December  31, 2007 and  2006,   the   cash compensation paid by the Company, as well as certain  other compensation paid with respect to those years  and  months, to   the   Chief  Executive  Officer  and,  to  the  extent applicable, each of the three other most highly compensated executive  officers  of the Company in  all  capacities  in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)

Helen C. Cary	2007	0	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Patrick Deparini	2007	0	0	0	0	0	0	0	0
Treasurer/
Secretary

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2007 certain information regarding the beneficial ownership of our common stock by:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In  November 2004, Midnight Candle Company issued  5,000,000 shares  of  its $0.001 par value common stock as  founder's shares  to  Helen C. Cary, an officer and the sole director of Midnight Candle Company, for total cash in the amount of $5,000.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2007 and 2006 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2007	2006

Audit fees	$5,094	$6,388
Audit-related fees	-	354
Tax fees	600	275
All other fees	-	1,854

Total fees	$5,694	$8,871

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MIDNIGHT CANDLE COMPANY

Signature	Title	Date

/s/ Helen C. Cary	Chief Executive Officer, President	March 10, 2008
Helen C. Cary	and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MIDNIGHT CANDLE COMPANY

Signature	Title	Date

/s/ Helen C. Cary	Chief Executive Officer and	March 10, 2008
Helen C. Cary	President

/s/ Patrick Deparini	Chief Financial Officer	March 10, 2008
Patrick Deparini

/s/ Patrick Deparini	Principal Accounting Officer	March 10, 2008
Patrick Deparini