Form 10QSB
period 2008-03-31
MIDNIGHT CANDLE CO
filed 2008-05-01
CIK 1321573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as April 24, 2008: 5,230,000

MIDNIGHT CANDLE COMPANY

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-KSB for the year ended December 31, 2007 previously filed with the Commission on March 20, 2008, and subsequent amendments made thereto.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET (UNAUDITED)

MARCH 31, 2008

ASSETS
2008
Current Asset:
Cash and cash equivalents	$1,509
Accounts receivable	122
Inventory	437

Total Current Assets	2,068

TOTAL ASSET	$2,068

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

LIABILITY
Current Liabilities:
Notes payable - stockholder	$15,000

Total Current Liabilities	15,000

Total Liabilities	15,000

STOCKHOLDER’S (DEFICIT)
Common stock, $.001 Par Value, 100,000,000 shares authorized;
5,230,000 shares issued and outstanding	5,230
Additional paid-in capital	23,270
Deficit accumulated during the development stage	(41,432)

Total Stockholder’s (Deficit)	(12,932)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT)	$2,068

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2008	2007	through March 31, 2008

OPERATING REVENUES
Sales, net of allowance	$-	$-	$464

Cost Of Sales	-	-	273
Freight in	-	-	95

GROSS PROFIT	-	-	96

OPERATING EXPENSES
Professional fees	3,638	3,699	26,974
General and administrative expenses	1,103	36	14,555
Total Operating Expenses	4,741	3,735	41,529

LOSS BEFORE OTHER EXPENSE	(4,741)	(3,735)	(41,433)

OTHER (INCOME) EXPENSE
Interest (income) expense	-	-	(1)
Total Other (Income) Expense	-	-	(1)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,741)	(3,735)	(41,432)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(4,741)	$(3,735)	$(41,432)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	5,230,000	5,230,000

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2008	2007	through March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,741)	$(3,735)	$(41,432)

Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
(Increase) in accounts receivable	-	-	(122)
(Increase) in inventory	-	-	(437)
(Decrease) in accounts payable	-	(1,973)	-

Total adjustments	-	(1,973)	(599)

Net cash (used in) operating activities	(4,741)	(5,708)	(41,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	28,500
Proceeds from notes payable - stockholder	5,000	5,000	15,000

Net cash provided by financing activities	5,000	5,000	43,500

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	259	(708)	1,509

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,250	1,248	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,509	$540	$1509

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year and period, cash was paid for the following:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:

Forgiveness of note payable converted to equity	$-	$-	$500

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 1  -  ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included have been prepared by Midnight Candle Company (“the Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are is some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

MARCH 31, 2008 AND 2007

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

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.  At March 31, 2008, there were no uninsured balances.

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of March 31, 2008.

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

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements”, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. The adoption of FAS No. 157 did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The adoption of FAS No. 159 did not have a material impact on the Company’s financial position or results of operations.

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

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 is not anticipated to affect the Company’s financial condition and results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	2008	2007

Net loss	$ (4,741)	$ (3,735)

Weighted average common	5,230,000	5,230,000
shares outstanding (Basic)

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	5,230,000	5,230,000

There are no common stock equivalents outstanding at March 31, 2008 and 2007.

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company currently has no potentially dilutive securities outstanding.

NOTE 3  -  NOTES PAYABLE - RELATED PARTY

Represents three unsecured notes payable for $5,000 each to the stockholder, due on demand without interest. All were used for working capital needs.

NOTE 4  -  STOCKHOLDERS’ EQUITY

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

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 24, 2004 (Inception) through March 31, 2008. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts. With the business plan being followed, Management believes along with working capital

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 5  -  GOING CONCERN (CONTINUED)

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

At March 31, 2008 and 2007, deferred tax assets consist of the following:

	2008	2007
Deferred tax assets	$12,430	$10,064
Less: valuation allowance	(12,430)	(10,064)
Net deferred tax assets	$ -0-	$ -0-

At March 31, 2008 and 2007, the Company had accumulated deficits during the development stage of $41,432 and $33,546 available to offset future taxable income through 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Management’s Discussion

We were incorporated in the State of Nevada on September 24, 2004.  During the three month periods ended March 31, 2008 and 2007, we did not generate any revenues, nor did we incur any cost of goods sold and shipping charges.  Since our inception to March 31, 2008, we generated $464 in revenues from sales of our candles.  After accounting for cost of sales in the amount of $273 and shipping costs of $95, we realized a gross profit of $96 from the period from our inception through March 31, 2008.  We do not have any long-term agreements to supply our candles to any one customer.  As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

For the three months ended March 31, 2008, we incurred operating expenses in our continued pursuit of our candle business in the amount of $4,741, consisting of $3,638 in professional fees and general and administrative expenses in the amount of $1,103.  Professional fees are primarily related to accounting, legal and other similar professional fees incurred as a cost of being a public reporting entity.  General and administrative expenses primarily encompass the cost of general office expenses, such as postage, supplies and printing.  Comparatively, our total expenses for the most recent quarter were 27% (or $1,006) higher than the three month period ended March 31, 2007, where our expenses totaled $3,735.  Our management believes this increase in aggregate expenses is due, in part, to the increased costs for professional services.  Total operating expenses since our inception on September 24, 2004 to March 31, 2008 were $41,433, of which $26,974 is attributable to professional fees and $14,555 in general and administrative expenses.

Our net loss for the three months ended March 31, 2008 was $4,741, compared to $3,735 in the quarter ended March 31, 2007.  After accounting for interest income of $1, our net loss since the date of our inception through March 31, 2008 was $41,432.  We expect to incur ongoing losses for the foreseeable future and are unable to predict when, if at all, we will become profitable.

Our management believes that our cash on hand as of March 31, 2008 in the amount of $1,509 is not sufficient to maintain our current minimal level of operations for the next approximately 12 months.  Generating sales in the next 12 months is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $10,000 in revenues over the next 12 months in order for us to support ongoing operations.  However, we cannot guarantee that we will generate such sales.  We believe that to generate the minimum required amount of revenues to continue as a going concern, we must further our efforts to establish our brand name.

However, as we have minimal existing inventory, in the amount of $437, and inadequate capital to purchase additional inventory for sale, we do not expect to generate sufficient revenues to meet our expenses over the next 12 months, we believe we will need to raise additional capital by issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern.  Since our incorporation, we have raised a total of $28,500 through private sales of our common equity. Additionally, our president and sole director, Ms. Cary, has loaned us an aggregate of $15,000 to sustain our minimal operations and meet financial obligations.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We do not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and sole director appear sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by two individuals.  We plan to outsource the production of our products, thus our officers’ and directors’ responsibilities are mainly administrative.

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

PART II - OTHER INFORMATION

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

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	May 1, 2008
Helen C. Cary	Chief Executive Officer

/s/Patrick Deparini	Secretary/Treasurer and	May 1, 2008
Patrick Deparini	Chief Financial Officer