Form 10QSB/A
period 2008-03-31
MIDNIGHT CANDLE CO
filed 2008-06-30
CIK 1321573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Midnight Candle Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Midnight Candle Company's actual results may differ materially from those indicated by the forward-looking statements.

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

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	June 26, 2008
Helen C. Cary	Chief Executive Officer

/s/Patrick Deparini	Secretary/Treasurer and	June 26, 2008
Patrick Deparini	Chief Financial Officer