Form 10-Q
period 2008-06-30
MIDNIGHT CANDLE CO
filed 2008-08-14
CIK 1321573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-51842

MIDNIGHT CANDLE COMPANY
(Exact name of registrant as specified in its charter)

Nevada	20-1763307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

79013 Bayside Court, Indio, CA	92203
(Address of principal executive offices)	(Zip Code)

(760) 772-1872
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,230,000 shares
(Class)	(Outstanding as at August 11, 2008)

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

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)

ASSETS	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$398	$1,250
Accounts receivable	122	122
Inventory	438	438

Total Current Assets	958	1,810

TOTAL ASSETS	$958	$1,810

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$750	$-
Notes payable - related party	15,000	10,000

Total Current Liabilities	15,750	10,000

Total Liabilities	15,750	10,000

STOCKHOLDER’S (DEFICIT)
Common stock, $.001 Par Value, 100,000,000 shares authorized;
5,230,000 shares issued and outstanding	5,230	5,230
Additional paid-in capital	23,270	23,270
Deficit accumulated during the development stage	(43,292)	(36,690)

Total Stockholder’s (Deficit)	(14,792)	(8,190)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT)	$958	$1,810

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

					Cumulative Totals
	For the six months ended		For the three months ended		September 24, 2004 (Inception)
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	through June 30, 2008

OPERATING REVENUES
Sales, net of allowance	$-	$-	$-	$-	$464

Cost Of Sales	-	-	-	-	273
Freight in	-	-	-	-	95

GROSS PROFIT (LOSS)	-	-	-	-	96

OPERATING EXPENSES
Professional fees	5,172	5,005	1,534	1,306	28,507
General and administrative expenses	1,430	405	327	369	14,882
Total Operating Expenses	6,602	5,410	1,861	1,675	43,389

LOSS BEFORE OTHER EXPENSE	(6,602)	(5,410)	(1,861)	(1,675)	(43,293)

OTHER (INCOME) EXPENSE
Interest (income) expense	-	-	-	-	(1)
Total Other (Income) Expense	-	-	-	-	(1)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,602)	(5,410)	(1,861)	(1,675)	(43,292)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(6,602)	$(5,410)	$(1,861)	$(1,675)	$(43,292)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	5,230,000	5,230,000	5,230,000	5,230,000

NET LOSS PER BASIC COMMON SHARES OUTSTANDING	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2008	2007	through June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,602)	$(5,410)	$(43,292)

Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
(Increase) in accounts receivable	-	-	(122)
(Increase) in inventory	-	-	(438)
Increase (decrease) in accounts payable	750	(1,973)	750

Total adjustments	750	(1,973)	190

Net cash (used in) operating activities	(5,852)	(7,383)	(43,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	28,500
Proceeds from note payable - related party	5,000	10,000	15,000

Net cash provided by financing activities	5,000	10,000	43,500

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(852)	2,617	398

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,250	1,248	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	398	$3,865	398

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest		$-	$-
Income taxes		$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:
Forgiveness of note payable converted to equity		$-	$500

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(UNAUDITED)

NOTE 1 -

ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included have been prepared by Midnight Candle Company (“the Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are is some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

JUNE 30, 2008 AND 2007

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

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.  At June 30, 2008, there were no uninsured balances.

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

JUNE 30, 2008 AND 2007

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

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of June 30, 2008 and 2007.

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

JUNE 30, 2008 AND 2007

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

JUNE 30, 2008 AND 2007

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

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2008 and 2007:

	2008	2007

Net loss	$ (6,602)	$ (5,410)

Weighted average common	5,230,000	5,230,000
shares outstanding (Basic)

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	5,230,000	5,230,000

There are no common stock equivalents outstanding at June 30, 2008 and 2007.

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

MIDNIGHT CANDLE COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008 AND 2007

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

NOTE 5 -

GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 24, 2004 (Inception) through June 30, 2008. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

JUNE 30, 2008 AND 2007

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

At June 30, 2008 and 2007, deferred tax assets consist of the following:

	2008	2007
Deferred tax assets	$12,988	$10,566
Less: valuation allowance	(12,988)	(10,566)
Net deferred tax assets	$ -0-	$ -0-

At June 30, 2008 and 2007, the Company had accumulated deficits during the development stage of $43,292 and $35,221 available to offset future taxable income through 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Midnight Candle Company’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Midnight Candle’s actual results may differ materially from those indicated by the forward-looking statements.

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

Management’s Discussion and Plan of Operation

We were incorporated in the State of Nevada on September 24, 2004.  During the three and six month periods ended June 30, 2008 and 2007, we did not generate any revenues, nor did we incur any cost of goods sold and shipping charges.  Since our inception to June 30, 2008, we generated $464 in revenues from sales of our candles.  After accounting for cost of sales in the amount of $273 and shipping costs of $95, we realized a gross profit of $96 from the period from our inception through June 30, 2008.  We do not have any long-term agreements to supply our candles to any one customer.  As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

For the three months ended June 30, 2008, we incurred operating expenses in our continued pursuit of our candle business in the amount of $1,861, consisting of $1,534 in professional fees and general and administrative expenses in the amount of $327.  Professional fees are primarily related to accounting, legal and other similar professional fees incurred as a cost of being a public reporting entity.  General and administrative expenses primarily encompass the cost of general office expenses, such as postage, supplies and printing.  During the comparable year ago three months ended June 30, 2007, total operating expenses were $1,675, of which $1,306 are attributable to professional fees and $369 to general and administrative expenses.

During the six month period ended June 30, 2008, our total expenses were $6,602, of which professional fees were $5,172 and $1,430 was general and administrative expenses.  In contrast, during the six months ended June 30, 2007, total operating expenses were $5,410, consisting of $5,005 in professional fees and $405 in general and administrative costs.  Total operating expenses since our inception on September 24, 2004 to June 30, 2008 were $43,389, of which $28,507 is attributable to professional fees and $14,882 in general and administrative expenses.

As a result of our lack of substantial revenues and incurring ongoing expenses related to the implementation of our business and maintaining our public report status, we have experienced net losses in all periods since our inception.  Our net loss for the three months ended June 30, 2008 was $1,861, compared to $1,675 in the quarter ended June 30, 2007.  After accounting for interest income of $1, out net loss since the date of our inception through June 30, 2008 was $43,292.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Our management believes that our cash on hand as of June 30, 2008 in the amount of $398 is not sufficient to maintain our current minimal level of operations for the next approximately 12 months.  As such, we are in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2008, assuming our state of operations remain relatively stable, of which there can be no guarantee.  Generating sales in the next 12 months is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $12,000 in revenues over the next 12 months in order for us to support ongoing operations.  However, we cannot guarantee that we will generate such sales.  We believe that to generate the minimum required amount of revenues to continue as a going concern, we must further our efforts to establish our brand name.

However, as we have minimal existing inventory, in the amount of $438, and inadequate capital to purchase additional inventory for sale, we do not expect to generate sufficient revenues to meet our expenses over the next 12 months, we believe we will need to raise additional capital by issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern.  Since our incorporation, we have raised a total of $28,500 through private sales of our common equity. Additionally, our president and sole director, Ms. Cary, has loaned us an aggregate of $15,000 through June 30, 2008 to sustain our minimal operations and meet financial obligations.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

We do not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our sole officer and director appear sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by two individuals.  We plan to outsource the production of our products, thus our management’s responsibilities are mainly administrative.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

We have no plans to perform any product research and development in the near term.  We do not manufacture any products.  There are no expected purchases of plant or significant equipment.  Also, there are no plans to hire additional personnel in the near term.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on an evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

We originally reported that on May 14, 2008, our controlling shareholder and sole director approved the following actions:

1.

A forward split of our Common Stock on the basis of thirty (30) “new”, post-split, shares for each one (1) “old”, pre-split, share issued and outstanding;

2.

An amendment to our Articles of Incorporation to implement an increase in our authorized capital stock from: 100,000,000 shares of Common Stock, par value $0.001 per share, to: 200,000,000 shares, par value $0.001 per share

3.

Further amend our Articles of Incorporation to included opting out of various provisions of the Nevada Revised Statutes restricting control share acquisition and interested shareholder transactions with us to which we might otherwise be subject.

The proposed amendments were originally slated to be effective May 29, 2008.  However, on June 30, 2008, we filed an amended Information Statement on Schedule 14C, removing the proposal to amend our Articles of Incorporation opting out of various NRS provisions.  Furthermore, we are currently in the review process with the Securities Exchange Commission and the effectiveness of the proposals and record date for the stock split have not been defined and will not be set unless and until we reach a no-comment stage with the SEC regarding our Schedule 14C.

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

Reports on Form 8-K

Date Filed	Item Numbers

May 21, 2008	Items 3.03, 5.03 and 9.01

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	August 14, 2008
Helen C. Cary	Chief Executive Officer

/s/Patrick Deparini	Secretary/Treasurer	August 14, 2008
Patrick Deparini	Chief Financial Officer