Form 10-Q/A
period 2008-03-31
MIDNIGHT CANDLE CO
filed 2008-09-09
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment Number 3 to
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,100,000 shares
(Class)	(Outstanding as at July 22, 2008)

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

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET (UNAUDITED)
MARCH 31, 2008

ASSETS
2008
Current Asset:
Cash and cash equivalents	$1,509
Accounts receivable	122
Inventory	437

Total Current Assets	2,068

TOTAL ASSET	$2,068

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

LIABILITY
Current Liabilities:
Note payable – stockholder	$15,000

Total Current Liabilities	15,000

Total Liabilities	15,000

STOCKHOLDER’S (DEFICIT)
Common stock, $.001 Par Value, 100,000,000 shares authorized;
5,230,000 shares issued and outstanding	5,230
Additional paid-in capital	23,270
Deficit accumulated during the development stage	(41,432)

Total Stockholder’s (Deficit)	(12,932)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT)	$2,068

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2008	2007	through March 31, 2008

OPERATING REVENUES
Sales, net of allowance	$-	$-	$464

Cost Of Sales	-	-	273
Freight in	-	-	95

GROSS PROFIT		-	47

OPERATING EXPENSES
Professional fees	3,638	3,699	26,974
General and administrative expenses	1,103	36	14,555
Total Operating Expenses	4,741	3,735	41,529

LOSS BEFORE OTHER EXPENSE	(4,741)	(3,735)	(41,433)

OTHER (INCOME) EXPENSE
Interest (income) expense	-	-	(1)
Total Other (Income) Expense	-	-	(1)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,741)	(3,735)	(41,432)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(4,741)	$(3,735)	$(41,432)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	5,230,000	5,230,000

BASIC AND DILUTAED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2008	2007	through March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,741)	$(3,735)	$(41,432)

Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
(Increase) in accounts receivable	-	-	(122)
(Increase) in inventory	-	-	(437)
(Decrease) in accounts payable	-	(1,973)	-

Total adjustments	-	(1,973)	(599)

Net cash (used in) operating activities	(4,741)	(5,708)	(41,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	28,500
Proceeds from note payable – stockholder	5,000	5,000	15,000

Net cash provided by financing activities	5,000	5,000	43,500

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	259	(708)	1,509

CASH AND CASH EQUIVALENTS –
BEGINNING OF PERIOD	1,250	1,248	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,509	$540	$1509

SUPPLEMENTAL CASH FLOW INFORMATION:
During the year and period, cash was paid for the following:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:

Forgiveness of note payable converted to equity	-	-	$500

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

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	2008	2007

Net loss	$(4,741)	$(3,735)

Weighted average common	5,230,000	5,230,000
shares outstanding (Basic)

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	5,230,000	5,230,000

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

NOTE 3 -               NOTES PAYABLE - RELATED PARTY

Represents three unsecured notes payable for $5,000 each to the stockholder. Two are due on demand without interest and the other is due April 20, 2008 without interest. They were both used for working capital needs.

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

NOTE 6-                PROVISION FOR INCOME TAXES

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

At March 31, 2008 and 2007, deferred tax assets consist of the following:

	2008	2007
Deferred tax assets	$12,430	$10,064
Less: valuation allowance	(12,430)	(10,064)
Net deferred tax assets	$-0-	$-0-

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

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Midnight Candle Company’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Midnight Candle Company’s actual results may differ materially from those indicated by the forward-looking statements.

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

Our net loss for the three months ended March 31, 2008 was $4,741, compared to $3,735 in the quarter ended March 31, 2007.  After accounting for interest income of $1, our net loss since the date of our inception through March 31, 2008 was $41,433.  We expect to incur ongoing losses for the foreseeable future and are unable to predict when, if at all, we will become profitable.

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

However, as we have minimal existing inventory, in the amount of $437, and inadequate capital to purchase additional inventory for sale, we do not expect to generate sufficient revenues to meet our expenses over the next 12 months, we believe we will need to raise additional capital by issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern.  Since our incorporation, we have raised a total of $28,000 through private sales of our common equity. Additionally, our president and sole director, Ms. Cary, has loaned us an aggregate of $10,000 to sustain our minimal operations and meet financial obligations.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	September 9, 2008
Helen C. Cary	Chief Executive Officer

/s/Patrick Deparini	Secretary/Treasurer and	September 9, 2008
Patrick Deparini	Chief Financial Officer