Form 10-Q
period 2008-09-30
MIDNIGHT CANDLE CO
filed 2008-11-14
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	156,900,000 shares
(Class)	(Outstanding as at November 14, 2008)

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

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)

ASSETS	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$362	$1,250
Accounts receivable	122	122
Inventory	438	438

Total Current Assets	922	1,810

TOTAL ASSETS	$922	$1,810

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$1,875	$-
Note payable	1,250	-
Notes payable – related party	15,000	10,000

Total Current Liabilities	18,125	10,000

Total Liabilities	18,125	10,000

STOCKHOLDERS’ (DEFICIT)
Common stock, $.001 Par Value, 100,000,000 shares authorized;
5,230,000 shares issued and outstanding	5,230	5,230
Additional paid-in capital	23,270	23,270
Deficit accumulated during the development stage	(45,703)	(36,690)

Total Stockholder’s (Deficit)	(17,203)	(8,190)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT)	$922	$1,810

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	For the Nine Months Ended		For the Three Months Ended		Cumulative Totals
	September 30,		September 30,		September 24, 2004 (Inception)
	2008	2007	2008	2007	through September 30, 2008

OPERATING REVENUES
Sales, net of allowance	$-	$49	$-	$49	$464

Cost Of Sales	-	-	-	-	273
Freight in	-	-	-	-	95

GROSS PROFIT (LOSS)	-	49	-	49	96

OPERATING EXPENSES
Professional fees	7,372	5,981	2,200	976	30,511
General and administrative expenses	1,641	666	211	261	15,289
Total Operating Expenses	9,013	6,647	2,411	1,237	45,800

LOSS BEFORE OTHER EXPENSE	(9,013)	(6,598)	(2,411)	(1,188)	(45,704)

OTHER (INCOME) EXPENSE
Interest (income) expense	-	-	-	-	(1)
Total Other (Income) Expense	-	-	-	-	(1)

LOSS BEFORE PROVISION FOR INCOME TAXES	(9,013)	(6,598)	(2,411)	(1,188)	(45,703)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(9,013)	$(6,598)	$(2,411)	$(1,188)	$(45,703)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	5,230,000	5,230,000	5,230,000	5,230,000

NET LOSS PER BASIC COMMON SHARES OUTSTANDING	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2008	2007	through September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,013)	$(6,598)	$(45,703)

Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
(Increase) in accounts receivable	-	-	(122)
(Increase) in inventory	-	(302)	(438)
Increase (decrease) in accounts payable	1,875	(1,973)	1,875

Total adjustments	1,875	(2,275)	1,875

Net cash (used in) operating activities	(7,138)	(8,873)	(44,388)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	28,500
Proceeds from note payable	1,250	-	1,250
Proceeds from note payable – related party	5,000	10,000	15,000

Net cash provided by financing activities	6,250	10,000	44,750

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(888)	1,127	362

CASH AND CASH EQUIVALENTS –
BEGINNING OF PERIOD	1,250	1,248	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$362	$2,375	362

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:
Forgiveness of note payable converted to equity	$-	$-	$500

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
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
SEPTEMBER 30, 2008 AND 2007
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

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.  At September 30, 2008, there were no uninsured balances.

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
SEPTEMBER 30, 2008 AND 2007
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

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of September 30, 2008 and 2007.

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relate to the net operating loss carry forwards generated by sustaining deficits during the development stage.

Advertising Costs

Advertising and promotions costs are expensed as incurred. The Company incurred no such expenses since inception.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007
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

In February 2008, the Financial Accounting Standards Board issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as related to nonfinancial assets and nonfinancial liabilities, effective January 1, 2009 and this adoption is not expected to have a material impact on the Company’s financial statements.

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
SEPTEMBER 30, 2008 AND 2007
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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company is reviewing the provisions of SFAS No. 161, which is effective the first quarter of fiscal 2010, and currently does not anticipate that this new accounting standard will have an impact on the financial statements.
In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on Company’s financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2008 and 2007:

	2008	2007

Net loss	$(8,513)	$(6,598)

Weighted average common	5,230,000	5,230,000
shares outstanding (Basic)

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	5,230,000	5,230,000

There are no common stock equivalents outstanding at September 30, 2008 and 2007.

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

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Represents three unsecured noted payable for $5,000 each to the stockholder, due on demand without interest. All were used for working capital needs.

NOTE 4 - NOTE PAYABLE

Represents two unsecured loans for $750 and $500 from a non-affiliated third-party that loans the Company money on an as-needed basis. The notes are due on demand and bear no interest.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ DEFICIT

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

As of September 30, 2008, there have been no other issuances of common stock.

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 24, 2004 (Inception) through September 30, 2008. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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
SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 7 - PROVISION FOR INCOME TAXES

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

At September 30, 2008 and 2007, deferred tax assets consist of the following:

	2008	2007
Deferred tax assets	$13,711	$10,923
Less: valuation allowance	(13,711)	(10,923)
Net deferred tax assets	$-0-	$-0-

At September 30, 2008 and 2007, the Company had accumulated deficits during the development stage of $45,703 and $36,409 available to offset future taxable income through 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - SUBSEQUENT EVENTS

The Company notified their shareholders of record that shareholders holding more than 95% of the voting power have approved, effective October 15, 2008, the following proposals:

1.	To effect a forward split of the Company’s issued and outstanding common stock on a 30-for-1 (30:1) basis and,
2.
To further amend the Company’s Articles of Incorporation which will, increase the authorized capital stock of the Company from 100,000,000 shares with a par value of $0.001 per share to 200,000,000 shares of par value common stock.

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

Management’s Discussion and Plan of Operation

We were incorporated in the State of Nevada on September 24, 2004.  During the three and nine month periods ended September 30, 2008, we did not generate any revenues, nor did we incur any cost of goods sold and shipping charges.  During the year ago three and nine month period ended September 30, 2007, we realized $49 from sales of our candle merchandise.  Since our inception to September 30, 2008, we generated an aggregate of $464 in revenues from sales of our candles.  After accounting for cost of sales in the amount of $273 and shipping costs of $95, we realized a gross profit of $96 from the period from our inception through September 30, 2008.  We do not have any long-term agreements to supply our candles to any one customer.  As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

For the three months ended September 30, 2008, we incurred operating expenses in our continued pursuit of our candle business in the amount of $2,411, consisting of $2,200 in professional fees and general and administrative expenses in the amount of $211.  Professional fees are primarily related to accounting, legal and other similar professional fees incurred as a cost of being a public reporting entity.  General and administrative expenses primarily encompass the cost of general office expenses, such as postage, supplies and printing.  During the comparable year ago three months ended September 30, 2007, total operating expenses were $1,237, of which $976 are attributable to professional fees and $261 to general and administrative expenses.

During the nine month period ended September 30, 2008, our total expenses were $9,013, of which professional fees were $7,372 and $1,641 was general and administrative expenses.  In contrast, during the nine months ended September 30, 2007, total operating expenses were $6,647, consisting of $5,981 in professional fees and $666 in general and administrative costs.  Total operating expenses since our inception on September 24, 2004 to September 30, 2008 were $45,800, of which $30,511 is attributable to professional fees and $15,289 in general and administrative expenses.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business and maintaining our public report status, we have experienced net losses in all periods since our inception.  Our net loss for the three months ended September 30, 2008 was $2,411, compared to $1,188 in the quarter ended September 30, 2007.  During the nine months ended September 30, 2008 and 2007, our net loss totaled $9,013and $6,598, respectively.  After accounting for interest income of $1, out net loss since the date of our inception through September 30, 2008 was $45,703.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Our management believes that our cash on hand as of September 30, 2008 in the amount of $362 is not sufficient to maintain our current minimal level of operations for the next approximately 12 months.  We currently owe $1,875 in accounts payable to vendors and service providers as of September 30, 2008, which exceeds our current assets by nearly 3-to-1.  As such, we are in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2008, assuming our state of operations remain relatively stable, of which there can be no guarantee.  Generating sales in the next 12 months is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $12,000 in revenues over the next 12 months in order for us to support ongoing operations.  However, we cannot guarantee that we will generate such sales.  We believe that to generate the minimum required amount of revenues to continue as a going concern, we must further our efforts to establish our brand name.

However, as we have minimal existing inventory, in the amount of $438, and inadequate capital to purchase additional inventory for sale, we do not expect to generate sufficient revenues to meet our expenses over the next 12 months, we believe we will need to raise additional capital by issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern.  Since our incorporation, we have raised a total of $28,500 through private sales of our common equity. Additionally, our president and sole director, Ms. Cary, has loaned us an aggregate of $15,000 through September 30, 2008 to sustain our minimal operations and meet financial obligations.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

PART II – OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

On October 15, 2008, our controlling shareholder and sole director approved the following actions:

1.	A forward split of our Common Stock on the basis of thirty (30) “new”, post-split, shares for each one (1) “old”, pre-split, share issued and outstanding; and

2.
An amendment to our Articles of Incorporation to implement an increase in our authorized capital stock from: 100,000,000 shares of Common Stock, par value $0.001 per share, to: 200,000,000 shares, par value $0.001 per share.

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

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	November 14, 2008
Helen C. Cary	Chief Executive Officer

/s/Patrick Deparini	Secretary/Treasurer	November 14, 2008
Patrick Deparini	Chief Financial Officer