Form 10-K
period 2008-12-31
MIDNIGHT CANDLE CO
filed 2009-03-31
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to ____________

Commission File Number: 000-1321573

MIDNIGHT CANDLE COMPANY
(Name of small business issuer in its charter)

Nevada	20-1763307
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

79013 Bayside Court Indio, CA	92203
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (760) 772-1872

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $23,000 as of March 31, 2009.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2009 was 156,900,000.

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

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

MIDNIGHT CANDLE COMPANY
FORM 10-K
For the year ended December 31, 2008

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties, underlying such expectations should materialize; our actual results may differ materially from those indicated by the forward-looking statements.

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

DESCRIPTION OF BUSINESS

Business Development and Summary

Midnight Candle Company was incorporated in the State of Nevada on September 24, 2004.

Our administrative office is located at 79013 Bayside Court, Indio, California 92203, telephone (760) 772-1872.

MIDC's fiscal year end is December 31.

Business of Issuer

Principal Products and Principal Markets

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

In September of 2007, we purchased additional inventory of candles from Discount Candle Shop and made them available for sale on our website.  To date, we have recognized sales of $464, net of allowances, attributable to the candles we purchased since February of 2006.  We do not have any agreements to sell our candles on a recurring basis and are unable to predict the stability of, or assure that we will continue to generate, revenues.

Distribution Methods of the Products and Services

The Internet lends itself well to the distribution of candles and candle-related merchandise due to its ability to provide pictures, information and purchasing capabilities direct to the consumer, at his or her leisure. We have published a website at http://www.midnightcandleco.com, which serves as the sole method through which we market, sell and distribute the products we have for sale.  The site, although published and fully functional, is minimalist in nature.  We believe that to attract purchasers, we should make aesthetic changes to our website.  However, as of December 31, 2007, we had insufficient cash on hand to pay for web development services.  We believe that unless we are able to improve the “look and feel” of our Internet presence, we will be unable to attract purchasers.

We expect to use general parcel services as our distribution methods to fulfill customer orders.  Such services include, without limitation, United Parcel Service, DHL and Federal Express.

Industry Background and Competition

We operate in the scented candle segment of the giftware industry.  Significantly, all of our competitors have longer operating histories, and established manufacturing or supply chain systems, as well greater financial, management, sales, marketing and other resources than we do.

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

Need for Government Approval of Principal Products

While we believe we are and will be in substantial compliance with the laws and regulations which regulate our business, and that we possess all the licenses required in the conduct of our business, the failure to comply with any of those laws or regulations, or the imposition of new laws or regulations could negatively impact our proposed business.

Effect of Existing or Probable Governmental Regulations

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or electronic commerce.  We do not currently provide individual personal information regarding our users to third parties and we currently do not identify registered users by age, nor do we expect to do so in the foreseeable future.  The adoption of additional privacy or consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our web site.

Number of total employees and number of full time employees

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

Reports to Security Holders

1.	We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

2.
We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

RISK FACTORS

Our officers and directors work for us on a part-time basis.  As a result, we may be unable to develop our business and manage our public reporting requirements.

Our operations depend on the efforts of Helen Cary, our President and director, and Patrick Deparini, our Secretary and Treasurer.  Both Mrs. Cary and Mr. Deparini are involved in other business opportunities and may face a conflict in selecting between MIDC and their other business interests.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both Mrs. Cary and Mr. Deparini to other pursuits without a sufficient warning we may, consequently, go out of business.

Investors may lose their entire investment if we are unable to continue as a going concern.

Midnight Candle Company was formed in September 2004.  We have no demonstrable operations record, on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition.  Midnight Candle Company cannot guarantee that we will be successful in executing our proposed golf merchandising business.  If we fail to implement and create a base of operations for our proposed business, we may be forced to cease operations, in which case investors may lose their entire investment.

We may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have not generated positive cash inflows from our operations.  Unless we begin to generate sufficient revenues from our proposed business objective of selling a variety of golf merchandise to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, Midnight Candle Company may fail to implement its business model profitably.

Midnight Candle Company operates in the candle business, which is a highly competitive market segment with relatively low barriers to entry.  Our competitors include larger and more established companies.  To the best of our management's knowledge, some of our competitors include Colonial Candles, owned by Blyth Industries, Inc. and A.I. Root and Village Candle.  Generally, our actual and potential competitors have longer operating histories, significantly greater financial and marketing resources, as well as greater name recognition.  Therefore, many of these competitors may be able to devote greater resources than MIDC to sales and marketing efforts, expanding their chain of distribution and hiring and retaining key employees.  There can be no assurance that our current or potential competitors will not develop or offer comparable or superior products to those expected to be offered by us.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

Control by Current Management May Impede the Ability of Minority Shareholders to Exercise Control over Midnight Candle Company

Currently, the president and CEO directly owns or controls 150,000,000 shares of common stock in Midnight Candle Company, which is 96% of the common stock outstanding.  As a result, the president and CEO of MIDC could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership limits the power to exercise control by the minority shareholders.

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

Any change in the preferences of consumers that we fail to anticipate could reduce the demand for the candle-related products we provide.  Decisions about our focus and the specific products we plan to carry in inventory often are made in advance of distribution, and thus, consumers acquiring them.  Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our products, excess or obsolete inventories and lower profit margins.

We may be unable to obtain sufficient quantities of quality merchandise on acceptable commercial terms because we do not have long-term distribution and manufacturing agreements.

We intend to rely primarily on product manufacturers and third-party distributors to supply the products we plan to offer.  Our business would be seriously harmed if we were unable to develop and maintain relationships with suppliers and distributors that allow us to obtain sufficient quantities of quality merchandise on acceptable terms.  Additionally, we may be unable to establish alternative sources of supply for our products to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us.  If we cannot obtain and stock our products at acceptable prices and on a timely basis, we may lose sales and our potential customers may take their purchases elsewhere.  Further, an increase in supply costs could cause our operating losses to increase beyond current expectations.

Our revenue and gross margin could suffer if we fail to manage our inventory properly.

Our business depends on our ability to anticipate our needs for our products and suppliers’ ability to deliver sufficient quantities of products at reasonable prices on a timely basis.  Given that we are in the development stage, we may be unable to accurately anticipate demand and manage inventory levels that could seriously harm us.  If predicted demand is substantially greater than consumer purchases, there will be excess inventory.  In order to secure inventory, we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors.  If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete inventory, which could adversely affect our gross margin.

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

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

1.	Deliver to the customer, and obtain a written receipt for, a disclosure document;

2.	Disclose certain price information about the stock;

3.	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

4.	Send monthly statements to customers with market and price information about the penny stock; and

5.	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability! to buy and sell our stock and have an adverse effect on the market for our shares.

UNRESOLVED STAFF COMMENTS

None.

PROPERTIES

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

No director, officer, significant employee or consultant of Midnight Candle Company has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Our common equity is currently listed on the OTC Bulletin Board under the symbol "MIDC."  As of December 31, 2008, no public market in our common stock had developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

Holders

As of December 31, 2008, Midnight Candle Company has 156,900,000 shares of $0.001 par value common stock issued and outstanding held by 24 shareholders of record.  Midnight Candle Company's Transfer Agent is:  Holladay  Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

Midnight Candle Company has never declared or paid any cash dividends on its common stock.  For the foreseeable future, Midnight Candle Company intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Midnight Candle Company’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

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

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

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

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Midnight Candle’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

We were incorporated in the State of Nevada on September 24, 2004.  During the year ended December 31, 2008, we did not generate any revenues, nor did we incur any cost of goods sold and shipping charges.  During the year ended December 31, 2007, we realized $49 from sales of our candle merchandise.  From the date of our inception to December 31, 2008, we generated an aggregate of $464 in revenues from sales of our candles.  After accounting for cost of sales in the amount of $273 and shipping costs of $95, we realized a gross profit of $96 from the period from our inception through December 31, 2008.  We do not have any long-term agreements to supply our candles to any one customer.  As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

In the year ended December 31, 2008, we incurred operating expenses in our continued pursuit of our candle business in the amount of $10,620, consisting of $8,889 in professional fees and general and administrative expenses in the amount of $1,731.  Professional fees are primarily related to accounting, legal and other similar professional fees incurred as a cost of being a public reporting entity.  General and administrative expenses primarily encompass the cost of general office expenses, such as postage, supplies and printing.  During the comparable year ago period ended December 31, 2007, total operating expenses were $6,928, of which $6,121 are attributable to professional fees and $807 to general and administrative expenses.  Aggregate operating expenses from our inception through December 31, 2008 were $47,407, of which $32,225 is attributable to professional fees and $15,182 in general and administrative expenses related to the execution of our business plan.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business and maintaining our public report status, we have experienced net losses in all periods since our inception.  Our net loss for the year ended December 31, 2008 was $10,620, compared to $6,879 in the year ended December 31, 2007.  After accounting for interest income of $1, our net loss since the date of our inception on September 24, 2004 through December 31, 2008 was $47,310.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Our management believes that our cash on hand as of December 31, 2008 in the amount of $272 is not sufficient to maintain our current minimal level of operations for the next approximately 12 months.  We currently owe $1,110 in accounts payable to vendors and service providers and we have notes payable aggregating $18,532 (of which $15,000 is due to a related party) as of December 31, 2008.  Our liabilities greatly exceed our current assets of $832 by nearly 24-to-1.  As such, we are in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2009, assuming our state of operations remain relatively stable, of which there can be no guarantee.  Generating sales in the next 12 months is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $12,000 in revenues over the next 12 months in order for us to support ongoing operations.  We cannot guarantee that we will generate such sales.  We believe that to generate the minimum required amount of revenues to continue as a going concern, we must further our efforts to establish our brand name.

However, as we have minimal existing inventory, in the amount of $438, and inadequate capital to purchase additional inventory for sale, we do not expect to generate sufficient revenues to meet our expenses over the next 12 months, we believe we will need to raise additional capital by issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern.  Since our incorporation, we have raised a total of $28,500 through private sales of our common equity.  We also obtained $3,532 in loans from a third party, non-related entity to cover daily operating expenditures.  Additionally, our president and sole director, Ms. Cary, has loaned us an aggregate of $15,000 through December 31, 2008 to sustain our minimal operations and meet financial obligations.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

No development related expenses have been or will be paid to our affiliates.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Page(s)

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheets as of December 31, 2008 and 2007	2

Statements of Operations for the years ended December 31, 2008 and 2007 and for the period September 24, 2004
(Inception) through December 31, 2008 with
Cumulative Totals Since Inception	3

Statement of Changes in Stockholder’s
(Deficit) for the Period September 24, 2004 (Inception)
through December 31, 2008	4

Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the Period September 24, 2004 (Inception)
through December 31, 2008 with Cumulative Totals Since Inception	5

Notes to the Financial Statements	6-14

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive
Suite J
Marlton, New Jersey 08053
(856) 355-5900  Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder
Midnight Candle Company
Indio, California

We have audited the accompanying balance sheets of Midnight Candle Company, a development stage company (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholder’s deficit, and cash flows for each of the years in the two-year period ended December 31, 2008 and the cumulative totals since the Company’s inception, September 24, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midnight Candle Company as of December 31, 2008 and 2007, and the results of its operations, and cash flows for each of the years in the two-year period ended December 31, 2008 and 2007 and cumulative totals since the Company’s inception, September 24, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has just begun operations, and is currently developing their business. They have incurred losses since inception and will be looking to raise capital over the next year to assist in funding their operations. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s operating and financing plans in regards to these matters are also discussed in Note 7.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Bagell Josephs Levine & Company, L.L.C.
Bagell Josephs Levine & Company, L.L.C.
Marlton, New Jersey
March 30, 2009

F1

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007

Current Assets:
Cash and cash equivalents	$272	$1,250
Accounts receivable	122	122
Inventory	438	438

Total Current Assets	832	1,810

TOTAL ASSETS	$832	$1,810

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITY
Current Liabilities:
Accounts payable	$1,110	$-
Notes payable	3,532	-
Notes payable – related party	15,000	10,000

Total Current Liabilities	19,642	10,000

Total Liabilities	19,642	10,000

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares
authorized, 156,900,000 shares issued and outstanding	156,900	156,900
Additional paid-in capital	(128,400)	(128,400)
(Deficit) accumulated during development stage	(47,310)	(36,690)

Total Stockholders’ (Deficit)	(18,810)	(8,190)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$832	$1,810

The accompanying notes are an integral part of these financial statements.

F2

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
AND FOR THE PERIOD SEPTEMBER 24, 2004 (INCEPTION) THROUGH DECEMBER 31, 2008
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (Inception)
	2008	2007	through December 31, 2008

OPERATING REVENUES
Sales, net of allowance	$-	$49	$464

Cost of sales	-	-	273
Freight in	-	-	95

GROSS PROFIT	-	49	96

OPERATING EXPENSES
Professional fees	8,889	6,121	32,225
General and administrative expenses	1,731	807	15,182
Total Operating Expenses	10,620	6,928	47,407

LOSS BEFORE OTHER INCOME	(10,620)	(6,879)	(47,311)

OTHER (INCOME)
Interest (income)	-	-	(1)
Total Other (Income)	-	-	(1)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(10,620)	(6,879)	(47,310)
Provision for income taxes	-	-	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$(10,620)	$(6,879)	$(47,310)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	156,900,000	156,900,000

LOSS PER BASIC COMMON SHARES OUTSTANDING	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
FOR THE PERIOD SEPTEMBER 24, 2004 (INCEPTION)
THROUGH DECEMBER 31, 2008

				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance, September 24, 2004	-	$-	$-	$-	$-

Issuances of shares for cash	150,000,000	150,000	(145,000)	-	5,000

Net loss for the period September 24, 2004
(inception) through December 31, 2004	-	-	-	(5,113)	(5,113)

Balance, December 31, 2004	150,000,000	150,000	(145,000)	(5,113)	(113)

Issuances of shares for cash	6,900,000	6,900	16,100	-	23,000

Forgiveness of note payable by officer	-	-	500	-	500

Net loss for the year ended December 31, 2005	-	-	-	(10,081)	(10,081)

Balance, December 31, 2005	156,900,000	156,900	(128,400)	(15,194)	13,306

Net loss for the year ended December 31, 2006	-	-	-	(14,617)	(14,617)

Balance, December 31, 2006	156,900,000	156,900	(128,400)	(29,811)	(1,311)

Net loss for the year ended December 31, 2007	-	-	-	(6,879)	(6,879)

Balance, December 31, 2007	156,900,000	156,900	(128,400)	(36,690)	(8,190)

Net loss for the year ended December 31, 2008	-	-	-	(10,620)	(10,620)

Balance, December 31, 2008	156,900,000	$156,900	$(128,400)	$(47,310)	$(18,810)

The accompanying notes are an integral part of these financial statements.

F4

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
AND FOR THE PERIOD SEPTEMBER 24, 2004 (INCEPTION) THROUGH DECEMBER 31, 2008
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (Inception)
	2008	2007	through December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(10,620)	$(6,879)	$(47,310)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities:

Changes in assets and liabilities
Increase in accounts receivable	-	-	(122)
Increase in inventory	-	(302)	(438)
Increase (decrease) in accounts payable	1,110	(2,817)	1,110

Total adjustments	1,110	(3,119)	550

Net cash (used in) operating activities	(9,510)	(9,998)	(46,760)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of common stock	-	-	28,500
Proceeds from note payable	3,532	-	3,532
Proceeds from note payable – related party	5,000	10,000	15,000

Net cash provided by financing activities	8,532	10,000	47,032

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(978)	2	272

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	1,250	1,248	-

CASH AND CASH EQUIVALENTS – END OF YEAR	$272	$1,250	$272

SUPPLEMENTAL CASH FLOWS INFORMATION:
During the year and period, cash was paid for the following:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:

Forgiveness of note payable converted to equity	$-	$-	$500

The accompanying notes are an integral part of these financial statements.

F5

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

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

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000 as of December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, there were no uninsured balances.

F6

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

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

Inventory

Inventory consists of merchandise held for sale in the ordinary course of business and are stated at the lower of cost or market, determined using the first in, first-out (FIFO) method.

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

F7

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of December 31, 2008 and 2007.

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

F8

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB issued FAS No. 157 “Fair Value Measurements”, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. The adoption of FAS 157 did not have a material impact on the Company’s financial position or results of operations.

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

F9

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

F10

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 3 -              Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2008 and for the period September 24, 2004 (Inception) through December 31, 2008:

	2008	2007

Net Loss	(10,620)	(6,879)

Weighted average common shares
outstanding (Basic)	156,900,000	156,900,000

Options
Warrants

Weighted average common shares
outstanding (Diluted)	156,900,000	156,900,000

There are no common stock equivalents outstanding at December 31, 2008 and 2007.

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

F11

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 4 -              NOTES PAYABLE

Represents three unsecured loans, $2,282 from a non-affiliated third party and two for $750 and $500 from another non-affiliated third party that loans the Company money on an as-needed basis. The notes are due on demand and bear no interest.

NOTE 5 -             NOTES PAYABLE – RELATED PARTY

Represents three unsecured notes payable for $5,000 each to the officer of the Company. They were all used for working capital needs.  Two are due on demand without interest.  A third was due April 20, 2008, without interest, and is currently in default.

NOTE 6 -             STOCKHOLDERS’ EQUITY

On September 24, 2004 the Company was formed with one class of common stock, par value $.001. The Company was originally authorized to issue up to 100,000,000 shares of common stock.  On May 14, 2008, the Company amended its articles of incorporation to authorize the issuance of up to 200,000,000 shares of common stock, par value $0.001.

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

On October 15, 2008, the Company affected a forward split of the Company’s issued and outstanding common stock on a 30:1 basis and further amended the Company’s Articles of Incorporation, which will increase the authorized capital stock of the Company from 100,000,000 shares with a par value of $0.001 per share to 200,000,000 shares of par value common stock. All shares have been retroactively restated to report this transaction.

As of December 31, 2008, there were no additional issuances of common stock.

F12

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 7 -              GOING CONCERN

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

NOTE 8 -             PROVISION FOR INCOME TAXES

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

At December 31, 2008 and 2007, deferred tax assets consist of the following:

	2008	2007
Deferred tax assets	$14,193	$11,007
Less: valuation allowance	(14,193)	(11,007)
Net deferred tax assets	$-	$-

At December 31, 2008 and 2007, the Company had accumulated deficits during the development stage of $47,310 and $36,690 available to offset future taxable income through 2020. The Company established valuation on allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

F13

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Bagell, Josephs, Levine & Company, LLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2008 Bagell, Josephs, Levine & Company, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in the Company’s internal control over financial reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Midnight Candle Company's Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Helen C. Cary	52	President, CEO and Director

Patrick Deparini	34	Secretary and Treasurer

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

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our sole Director performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company.

Director Nomination Procedures

Nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.
Whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to our affairs;

2.
Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to our current or future business, will add specific value as a Board member; and

4.	Whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2008, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 79013 Bayside Court, Indio, CA 92203.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2008 and 2007 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Helen C. Cary	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0

Patrick Deparini	2008	0	0	0	0	0	0	0	0
Secretary and Treasurer	2007	0	0	0	0	0	0	0	0

Directors' Compensation

Our director is not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services she provides as a director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our officers, directors and employees.  We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of Midnight Candle Company’s common stock by all persons known by Midnight Candle to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Helen C. Cary, President and CEO	150,000,000	95.6%

	All Directors and Officers as a group (1 person)	150,000,000	95.6%

Notes:

1.	The address for Helen C. Cary is c/o Midnight Candle Company, 79013 Bayside Court, Indio, CA 92203.

2.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In  November 2004, Midnight Candle Company issued 150,000,000 shares  of  its $0.001 par value common stock as  founder's shares  to  Helen C. Cary, an officer and the sole director of Midnight Candle Company, for total cash in the amount of $5,000.

Midnight Candle Company does not lease or rent any property.  Ms. Cary, President, provides office space and services at 79013 Bayside Court, Indio, California, 99203, without charge.

Director Independence

The Board of Directors has concluded that our sole director, Helen C. Cary, is not independent in accordance with the director independence standards.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2008 and 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2008	2007

Audit fees	$5,399	$5,094
Audit-related fees	-	-
Tax fees	300	600
All other fees		-

Total fees	$5,699	$5,694

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MIDNIGHT CANDLE COMPANY
(Registrant)

By: /s/ Helen C. Cary, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Helen C. Cary	Chief Executive Officer and	March 31, 2009
Helen C. Cary	President

/s/ Patrick Deparini	Chief Financial Officer	March 31, 2009
Patrick Deparini

/s/ Patrick Deparini	Principal Accounting Officer	March 31, 2009
Patrick Deparini