Form 10-Q
period 2009-03-31
MIDNIGHT CANDLE CO
filed 2009-05-15
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	156,900,000 shares
(Class)	(Outstanding as at May 15, 2009)

MIDNIGHT CANDLE COMPANY

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-K for the year ended December 31, 2008 previously filed with the Commission on March 31, 2009.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS	March 31,	December 31,
	2009	2008

Current Assets:
Cash and cash equivalents	$84	$272
Accounts receivable	122	122
Inventory	438	438

Total Current Assets	644	832

TOTAL ASSETS	$644	$832

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$2,971	$1,110
Note payable	4,517	3,532
Notes payable – related party	15,000	15,000

Total Current Liabilities	22,488	19,642

Total Liabilities	22,488	19,642

STOCKHOLDERS’ (DEFICIT)
Common stock, $.001 Par Value, 200,000,000 shares authorized;
156,900,000 shares issued and outstanding	156,900	156,900
Additional paid-in capital	(128,400)	(128,400)
Deficit accumulated during the development stage	(50,344)	(47,310)

Total Stockholder’s (Deficit)	(21,844)	(18,810)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT)	$644	$832

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (Inception)
	2009	2008	through March 31, 2009

OPERATING REVENUES
Sales, net of allowance of $107	$-	$-	$464

Cost Of Sales	-	-	273
Freight in	-	-	95

GROSS PROFIT	-	-	96

OPERATING EXPENSES
Professional fees	2,846	3,638	35,071
General and administrative expenses	188	250	15,370
Total Operating Expenses	3,034	3,888	50,441

LOSS BEFORE OTHER INCOME	(3,034)	(3,888)	(50,345)

OTHER (INCOME)
Interest (income)	-	-	(1)
Total Other (Income) Expense	-	-	(1)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,034)	(3,888)	(50,344)
Provision for income taxes	-	(853)	-

NET LOSS APPLICABLE TO COMMON SHARES	$(3,034)	$(4,741)	$(50,344)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	156,900,00	156,900,000

NET LOSS PER BASIC AND DILUTED COMMON SHARES OUTSTANDING	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (inception)
	2009	2008	through March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,034)	$(4,741)	$(50,344)

Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
(Increase) in accounts receivable	-	-	(122)
(Increase) in inventory	-	-	(438)
Increase in accounts payable	1,861	-	2,971

Total adjustments	1,861	-	2,411

Net cash (used in) operating activities	(1,173)	(4,741)	(47,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	28,500
Proceeds from note payable	985	-	4,517
Proceeds from note payable – related party	-	5,000	15,000

Net cash provided by financing activities	985	5,000	48,017

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(188)	259	84

CASH AND CASH EQUIVALENTS –
BEGINNING OF PERIOD	272	1,250	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$84	$1,509	84

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest	$-	$-	$-
Income taxes	$-	$853	$853

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:
Forgiveness of note payable converted to equity	$-	$-	$500

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 1 -               ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included have been prepared by Midnight Candle Company (“the Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are is some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At March 31, 2009 and 2008, there were no uninsured balances.

Concentrations of Risks: Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

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

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of March 31, 2009 and 2008.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

In February 2008, the Financial Accounting Standards Board issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as related to nonfinancial assets and nonfinancial liabilities, effective January 1, 2009 and this adoption did not have a material impact on the Company’s financial statements.

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
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160, This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company is reviewing the provisions of SFAS No. 161, which is effective the first quarter of fiscal 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

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
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	2009	2008

Net loss	$(3,034)	$(4,741)

Weighted average common	156,900,000	156,900,000
shares outstanding (Basic)

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	156,900,000	156,900,000

There are no common stock equivalents outstanding at March 31, 2009 and 2008.

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

NOTE 3 -               NOTES PAYABLE – RELATED PARTY

Represents three unsecured noted payable for $5,000 each to the officer of the Company. They were all used for working capital needs. Two are due on demand without interest. A third was due on April 20, 2008, without interest, and is currently in default.

NOTE 4 -	NOTE PAYABLE

Represents numerous unsecured loans aggregating $4,517 from a non-affiliated third-party that loans the Company money on an as-needed basis.  The notes are due on demand and bear no interest.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

NOTE 5 -               STOCKHOLDERS’ (DEFICIT)

On September 24, 2004 the Company was formed with one class of common stock, par value $.001. The Company is currently authorized to issue up to 200,000,000 shares of common stock.

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

On October 15, 2008, the Company affected a forward split of the Company’s issued and outstanding common stock on a 30:1 basis and further amended the Company’s Articles of Incorporation which will increase the authorized capital stock of the Company from 100,000,000 shares with a par value of $0.001 per share to 200,000,000 shares of par value common stock. All shares have been retroactively restated to report this transaction.

As of March 31, 2009, there have been no other issuances of common stock.

NOTE 6 -               GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 24, 2004 (Inception) through March 31, 2009. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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
MARCH 31, 2009 AND 2008
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

At March 31, 2009 and 2008, deferred tax assets consist of the following:

	2009	2008
Deferred tax assets	$15,103	$12,430
Less: valuation allowance	(15,103)	(12,430)
Net deferred tax assets	$-0-	$-0-

At March 31, 2009 and 2008, the Company had accumulated deficits during the development stage of $50,344 and $41,432 available to offset future taxable income through 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Management’s Discussion and Plan of Operation

We were incorporated in the State of Nevada on September 24, 2004.  During the three month periods ended March 31, 2009 and 2008, we did not generate any revenues, nor did we incur any cost of goods sold and shipping charges.  Since our inception to March 31, 2009, we generated an aggregate of $464 in revenues from sales of our candles.  After accounting for cost of sales in the amount of $273 and shipping costs of $95, we realized a gross profit of $96 from the period from our inception through March 31, 2009.  We do not have any long-term agreements to supply our candles to any one customer.  As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

For the three months ended March 31, 2009, we incurred operating expenses in our continued pursuit of our candle business in the amount of $3,034, consisting of $2,846 in professional fees and general and administrative expenses in the amount of $188.  Professional fees are primarily related to accounting, legal and other similar professional fees incurred as a cost of being a public reporting entity.  General and administrative expenses primarily encompass the cost of general office expenses, such as postage, supplies and printing.  During the comparable year ago three months ended March 31, 2008, total operating expenses were $3,888, of which $3,638 are attributable to professional fees and $250 to general and administrative expenses.  Total operating expenses since our inception on September 24, 2004 to March 31, 2009 were $50,441, of which $35,071 is attributable to professional fees and $15,370 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business and maintaining our public report status, we have experienced net losses in all periods since our inception.  Our net loss for the three months ended March 31, 2009 was $3,034.  Comparatively, during the three months ended March 31, 2008, our net loss totaled $4,741 after accounting for provision for income taxes in the amount of $853.

Our net loss since the date of our inception through March 31, 2009 was $50,344, after taking into consideration $1 in interest income.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Our management believes that our cash on hand as of March 31, 2009 in the amount of $84 is not sufficient to maintain our current minimal level of operations for the next approximately 12 months.  As of March 31, 2009, we owed $2,971 in accounts payable to vendors and service providers, as well as $19,517 in notes payable, of which $15,000 is to due to a related party, the aggregate sum of which greatly exceeds our current assets.  As such, we are in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2009, assuming our state of operations remain relatively stable, of which there can be no guarantee.  Generating sales in the next 12 months is imperative for us to support our operations and to continue as a going concern.  We believe that we will be required to generate a minimum of approximately $20,000 in revenues over the next 12 months in order for us to support ongoing operations.  However, we cannot guarantee that we will generate such sales.  We believe that to generate the minimum required amount of revenues to continue as a going concern, we must further our efforts to establish our brand name.

However, as we have minimal existing inventory, in the amount of $438, and inadequate capital to purchase additional inventory for sale, we do not expect to generate sufficient revenues to meet our expenses over the next 12 months, we believe we will need to raise additional capital by issuing capital stock or debt instruments in exchange for cash in order to continue as a going concern.  Since our incorporation, we have raised a total of $28,500 through private sales of our common equity.  We have also borrowed $4,517 in non-interest bearing, due on demand, notes payable from a third party.  Additionally, our president and sole director, Ms. Cary, has loaned us an aggregate of $15,000 through March 31, 2009 to sustain our minimal operations and meet financial obligations.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, consequently, go out of business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	May 15, 2009
Helen C. Cary	Chief Executive Officer

/s/Patrick Deparini	Secretary/Treasurer	May 15, 2009
Patrick Deparini	Chief Financial Officer