Form 10-Q
period 2009-06-30
MIDNIGHT CANDLE CO
filed 2009-08-14
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

___________________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	156,900,000 shares
(Class)	(Outstanding as at August 14, 2009)

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

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS	June 30,	December 31,
	2009	2008

Current Assets:
Cash and cash equivalents	$106	$272
Accounts receivable	122	122
Inventory	438	438

Total Current Assets	666	832

TOTAL ASSETS	$666	$832

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$1,042	$1,110
Note payable	8,630	3,532
Notes payable – related party	15,000	15,000

Total Current Liabilities	24,672	19,642

Total Liabilities	24,672	19,642

STOCKHOLDERS’ (DEFICIT)
Common stock, $.001 Par Value, 200,000,000 shares authorized;
156,900,000 shares issued and outstanding	156,900	156,900
Additional paid-in capital	(128,400)	(128,400)
Deficit accumulated during the development stage	(52,506)	(47,310)

Total Stockholder’s (Deficit)	(24,006)	(18,810)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT)	$666	$832

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

					Cumulative Totals
	For the Six Months Ended		For the Three Months Ended		September 24, 2004
	June 30,		June 30,		(Inception) through
	2009	2008	2009	2008	June 30, 2009

OPERATING REVENUES
Sales, net of allowance of $107	$-	$-	$-	$-	$464

Cost Of Sales	-	-	-	-	273
Freight in	-	-	-	-	95

GROSS PROFIT	-	-	-	-	96

OPERATING EXPENSES
Professional fees	3,822	5,172	976	1,534	36,047
General and administrative expenses	1,374	1,430	1,186	327	16,556
Total Operating Expenses	5,196	6,602	2,162	1,861	52,603

LOSS BEFORE OTHER INCOME	(5,196)	(6,602)	(2,162)	(1,861)	(52,507)

OTHER (INCOME)
Interest (income)	-	-	-	-	(1)
Total Other (Income)	-	-	-	-	(1)

LOSS BEFORE PROVISION FOR	(5,196)	(6,602)	(2,162)	(1,861)	(52,506)
INCOME TAXES
Provision for income taxes	-	-	-	-	-

NET (LOSS) APPLICABLE TO
COMMON SHARES	$(5,196)	$(6,602)	$(2,162)	$(1,861)	$(52,506)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	156,900,000	156,900,000	156,900,000	156,900,000

NET LOSS PER BASIC AND DILUTED
COMMON SHARES OUTSTANDING	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004
			(inception) through
	2009	2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,196)	$(6,602)	$(52,506)

Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
(Increase) in accounts receivable	-	-	(122)
(Increase) in inventory	-	-	(438)
Increase (decrease) in accounts payable	(68)	750	1,042

Total adjustments	(68)	750	482

Net cash (used in) operating activities	(5,264)	(5,852)	(52,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	28,500
Proceeds from note payable	5,098	-	8,630
Proceeds from note payable – related party	-	5,000	15,000

Net cash provided by financing activities	5,098	5,000	52,130

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(166)	(852)	106

CASH AND CASH EQUIVALENTS –
BEGINNING OF PERIOD	272	1,250	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$106	$398	$106

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest	$-	$-	$-
Income taxes	$917	$-	$917

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:
Forgiveness of note payable converted to equity	$-	$-	$500

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
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
JUNE 30, 2009 AND 2008
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At June 30, 2009 and 2008, there were no uninsured balances.

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

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of June 30, 2009 and 2008.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008
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
JUNE 30, 2009 AND 2008
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160, This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This pronouncement has no effect on Midnight Candle Company at this time.

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

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May of 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events”. This Statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 will not have a material impact on its financial position or results of operations.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (SFAS 166). SFAS 166 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The Company is currently assessing the impact of the adoption of SFAS 166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167.

On June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on its financial position or results of operations.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2009 and 2008:

	2009	2008

Net loss	$(5,196)	$(6,602)

Weighted average common	156,900,000	156,900,000
shares outstanding (Basic)

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	156,900,000	156,900,000

There are no common stock equivalents outstanding at June 30, 2009 and 2008.

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

Represents numerous unsecured loans aggregating $8,630 from a non-affiliated third-party that loans the Company money on an as-needed basis.  The notes are due on demand and bear no interest.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008
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

As of June 30, 2009, there have been no other issuances of common stock.

NOTE 6 -               GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 24, 2004 (Inception) through June 30, 2009. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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
JUNE 30, 2009 AND 2008
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

At June 30, 2009 and 2008, deferred tax assets consist of the following:

	2009	2008
Deferred tax assets	$15,752	$12,988
Less: valuation allowance	(15,752)	(12,988)
Net deferred tax assets	$-0-	$-0-

At June 30, 2009 and 2008, the Company had accumulated deficits during the development stage of $52,506 and $43,292 available to offset future taxable income through 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,""expects," "intends,""plans,""anticipates,""estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion

We were incorporated in the State of Nevada on September 24, 2004.  During the three and six month periods ended June 30, 2009 and 2008, we did not generate any revenues, nor did we incur any cost of goods sold and shipping charges.  Since our inception to June 30, 2009, we generated an aggregate of $464 in revenues from sales of our candles.  After accounting for cost of sales in the amount of $273 and shipping costs of $95, we realized a gross profit of $96 from the period from our inception through June 30, 2009.  We are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

For the three months ended June 30, 2009, we incurred operating expenses in our continued pursuit of our candle business in the amount of $2,162, consisting of $976 in professional fees and general and administrative expenses in the amount of $1,186.  Professional fees are primarily related to accounting, legal and other similar professional fees incurred as a cost of being a public reporting entity.  General and administrative expenses primarily encompass the cost of general office expenses, such as postage, supplies and printing.  During the comparable three month period ended June 30, 2008, total operating expenses were $1,861, of which $1,534 are attributable to professional fees and $327 to general and administrative expenses.

In the six month period ended June 30, 2009, our operating expenses amounted to $5,196, compared to $6,602 in the six months period ended June 30, 2008.  Total operating expenses since our inception on September 24, 2004 to June 30, 2009 were $52,603, of which $36,047 is attributable to professional fees and $16,556 in general and administrative expenses.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

We have experienced net losses in all periods since our inception.  Our net loss for the three months ended June 30, 2009 was $2,162.  Comparatively, during the three months ended June 30, 2008, our net loss totaled $1,861.  In the six month periods ended June 30, 2009 and 2008, our net losses amounted to $5,196 and $6,602, respectively.  Our net loss since the date of our inception through June 30, 2009 was $52,506, after taking into consideration $1 in interest income.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Our management believes that our cash on hand as of June 30, 2009 in the amount of $106 is not sufficient to maintain our current minimal level of operations for the next approximately 12 months.  As of June 30, 2009, we owed $1,042 in accounts payable to vendors and service providers, as well as $23,630 in notes payable, of which $15,000 is to due to a related party, the aggregate sum of which greatly exceeds our current assets.  As of August 12, 2009, we have reached an agreement with the holder of the $15,000 in notes payable to extend the due dates of such notes indefinitely, and for all balances to be due on demand.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Plan of Operation

We are a reseller of candles and candle-related merchandise.  Since inception, we have financed cash flow requirements through the issuance of common stock and debt securities for cash.  Initially, our plan for satisfying our cash requirements for the next twelve months was to be through the funds from our offerings of common stock for cash, in combination with third-party and related-party debt financing.  Since our incorporation, we have raised a total of $28,500 through private sales of our common equity.  We have also borrowed $8,630 in non-interest bearing, due on demand, notes payable from a third party.  Additionally, our president and sole director, Ms. Cary, has loaned us an aggregate of $15,000 through June 30, 2009.

As of the date of this quarterly report, our management believes there exists opportunities to acquire inventory from wholesalers and liquidators at both a lower price point and more reasonable terms.  In our observation, with no scientific data to support such, the economic downturn has forced numerous of our competitors and suppliers to reduce inventory or go out of business.  As a result, we believe we can enter the market and realize a higher profit margin than we had historically been able to.  Furthermore, more vendors are willing to drop ship merchandise, provide more lenient credit terms and allow for smaller minimum purchase orders.  These factors bode well for our business.

In order to expand operational activities and capitalize on the perceived opportunities, we will be required to obtain additional financing through common stock offerings and debt borrowings.  Management believes we will require additional funds, in the amount of approximately $30,000, to expand our operations to be able to realize revenues.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our stockholders.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  In the event we are unable to obtain further funding, we will be unable to conduct further operations and, thereby will be unable to generate revenues sufficient to provide working capital.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Once management is able to secure a source of funds to finance our operations, we plan to undertake the following general steps to become profitable:

1.
Acquire Inventory:  Our management seeks to identify manufacturers, vendors and liquidators that provide drop-shipment of purchased merchandise, smaller minimum order volumes and better credit terms, which we believe will reduce our cost of sales and operations, and in turn provide cost savings to potential customers.  In order to accomplish this, management is compiling a list manufacturers and distributors.  We plan to begin contacting firms on this list within 30 days of securing financing.

2.
Redesign our website:  We believe our previous website did not capture the attention and dollars of consumers.  Resultantly, we have disabled the site, although we still retain the domain www.midnightcandleco.com.  Upon raising capital, we intend to hire a web design and consulting firm to design an all-new web presence with e-commerce capabilities.

3.
Design a Marketing and Advertising Program:  Most web design and consulting firms provide web marketing services, which we fully intend to implement.  As we have not yet hired such a firm, we are unsure what form(s) or marketing we will pursue.

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

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	August 14, 2009
Helen C. Cary	Chief Executive Officer

/s/Patrick Deparini	Secretary/Treasurer	August 14, 2009
Patrick Deparini	Chief Financial Officer