Form 10-Q
period 2009-09-30
MIDNIGHT CANDLE CO
filed 2009-11-16
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

_____________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	156,900,000 shares
(Class)	(Outstanding as at November 16, 2009)

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

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS	September 30,	December 31,
	2009	2008

Current Assets:
Cash and cash equivalents	$60	$272
Accounts receivable	-	122
Inventory	438	438

Total Current Assets	498	832

TOTAL ASSETS	$498	$832

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$875	$1,110
Note payable	9,647	3,532
Notes payable – related party	15,000	15,000

Total Current Liabilities	25,522	19,642

Total Liabilities	25,522	19,642

STOCKHOLDERS’ (DEFICIT)
Common stock, $.001 Par Value, 200,000,000 shares authorized;
156,900,000 shares issued and outstanding	156,900	156,900
Additional paid-in capital	(128,400)	(128,400)
Deficit accumulated during the development stage	(53,524)	(47,310)

Total Stockholder’s (Deficit)	(25,024)	(18,810)

TOTAL LIABILITIES AND STOCKHOLDER’S (DEFICIT)	$498	$832

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

					Cumulative Totals
	For the Nine Months Ended		For the Three Months Ended		September 24, 2004
	September 30,		September 30,		(Inception) through
	2009	2008	2009	2008	September 30, 2009

OPERATING REVENUES
Sales, net of allowance of $107	$-	$-	$-	$-	$464

Cost Of Sales	-	-	-	-	273
Freight in	-	-	-	-	95

GROSS PROFIT	-	-	-	-	96

OPERATING EXPENSES
Professional fees	4,672	7,372	850	2,200	36,897
General and administrative expenses	1,524	1,641	168	211	16,724
Total Operating Expenses	6,214	9,013	1,018	2,411	53,621

LOSS BEFORE OTHER INCOME	(6,214)	(9,013)	(1,018)	(2,411)	(53,525)

OTHER (INCOME)
Interest (income)	-	-	-	-	(1)
Total Other (Income)	-	-	-	-	(1)

LOSS BEFORE PROVISION FOR	(6,214)	(9,013)	(1,018)	(2,411)	(53,524)
INCOME TAXES
Provision for income taxes	-	-	-	-	-

NET (LOSS) APPLICABLE TO
COMMON SHARES	$(6,214)	$(9,013)	$(1,018)	$(2,411)	$(53,524)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	156,900,000	156,900,000	156,900,000	156,900,000

NET LOSS PER BASIC AND DILUTED
COMMON SHARES OUTSTANDING	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004
			(inception) through
	2009	2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,214)	$(9,013)	$(53,524)

Adjustments to reconcile net loss to net cash
(used in) operating activities
Bad debt expense	122	-	122

Changes in assets and liabilities
(Increase) in accounts receivable	-	-	(122)
(Increase) in inventory	-	-	(438)
Increase (decrease) in accounts payable	(235)	1,875	875

Total adjustments	(113)	1,875	437

Net cash (used in) operating activities	(6,327)	(7,138)	(53,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	28,500
Proceeds from note payable	6,115	1,250	9,647
Proceeds from note payable – related party	-	5,000	15,000

Net cash provided by financing activities	6,115	6,250	53,147

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(212)	(888)	60

CASH AND CASH EQUIVALENTS –
BEGINNING OF PERIOD	272	1,250	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$60	$362	$60

SUPPLEMENTAL CASH FLOW INFORMATION:
During the period, cash was paid for the following:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:
Forgiveness of note payable converted to equity	$-	$-	$500

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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
SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At September 30, 2009 and 2008, there were no uninsured balances.

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

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest.  The Company provides for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable, however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  On a periodic basis, management evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days.  Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.  As of September 30, 2009, management determined that accounts receivable aged beyond 100 days to be uncollectible and, accordingly, wrote off $122 of uncollectible accounts receivable.

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
SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of September 30, 2009 and 2008.

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
SEPTEMBER 30, 2009 AND 2008
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
SEPTEMBER 30, 2009 AND 2008
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
SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the six months ended September 30, 2009 and 2008:

	2009	2008

Net loss	$(6,214)	$(9,013)

Weighted average common	156,900,000	156,900,000
shares outstanding (Basic)

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	156,900,000	156,900,000

There are no common stock equivalents outstanding at September 30, 2009 and 2008.

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

NOTE 4 -	NOTE PAYABLE

Represents numerous unsecured loans aggregating $9,647 from a non-affiliated third-party that loans the Company money on an as-needed basis.  The notes are due on demand and bear no interest.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $30,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008
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

As of September 30, 2009, there have been no other issuances of common stock.

NOTE 6 -               GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period September 24, 2004 (Inception) through September 30, 2009. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

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
SEPTEMBER 30, 2009 AND 2008
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

At September 30, 2009 and 2008, deferred tax assets consist of the following:

	2009	2008
Deferred tax assets	$16,057	$13,711
Less: valuation allowance	(16,057)	(13,711)
Net deferred tax assets	$-0-	$-0-

At September 30, 2009 and 2008, the Company had accumulated deficits during the development stage of $53,524 and $45,703 available to offset future taxable income through 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Management’s Discussion

We were incorporated in the State of Nevada on September 24, 2004.  During the three and nine month periods ended September 30, 2009 and 2008, we did not generate any revenues, nor did we incur any cost of goods sold and shipping charges.  Since our inception to September 30, 2009, we generated an aggregate of $571 in gross revenues from sales of our candles and had returns and allowances in the amount of $107, resulting in net revenues since inception of $464.  After accounting for cost of sales in the amount of $307, adding a sales discount of $34 and shipping costs of $95, we realized a gross profit of $96 from the period from our inception through September 30, 2009.  We are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

In the course of our operations, we incur operating expenses composed primarily of general and administrative costs and professional fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  Professional fees include: accounting fees charged related to quarterly reviews and annual audits; tax preparation fees for filing Federal and State income tax returns; transfer agent fees for printing certificates, annual account maintenance fees and obtaining various report, ledgers or lists for internal review or periodic financial statement preparation and confirmation; consulting costs for marketing and advertising, website development and maintenance, financial statement preparation and general business development; legal fees for legal work performed related to our general business or maintaining our public reporting status; and Edgarization fees for the submission of reports and information statements with the U.S. Securities and Exchange Commission.

For the three months ended September 30, 2009, we incurred operating expenses in the amount of $1,018.  In comparison, operating expenses in the three months ended September 30, 2008 were $2,411.  The components of the comparable periods are as follows:

			Change
	Three months ended		2008 to 2009
Expense	September 30, 2009	September 30, 2008	$	%

Accounting Fees	$750	$1,250	$(250)	(40)%
Licenses, Permits, Taxes	-	175	(175)	(100)%
Office Expenses	46	36	10	28%
Professional Fees	100	950	(850)	(89%)
Uncollectible Accounts	122	-	122	-

Total Operating Expenses	$1,018	$2,411	$(1,393)	(58)%

Overall expenses decreased by 58% from the three months ended September 30, 2008 to the comparable period ended September 30, 2009.  We attribute the bulk of the decline to a reduction in professional fees.  During the three months ended September 30, 2009, we incurred uncollectible accounts expense in the amount of $122, which is related to the write off of accounts receivable considered to be significantly past due, and, therefore uncollectible.  We do not anticipate continued reductions in operating expenses.

In the nine month period ended September 30, 2009, our operating expenses amounted to $6,214, compared to $9,013 in the nine months period ended September 30, 2008.  The components of the comparable periods are as follows:

			Change
	Nine months ended		2008 to 2009
Expense	September 30, 2009	September 30, 2008	$	%

Accounting Fees	$4,000	$5,170	$(1,170)	(23)%
Office Expenses	503	612	(109)	(18)%
Professional Fees	672	2,202	(1,530)	(69%)
Licenses, Permits, Taxes	917	1,029	(112)	(11)%
Uncollectible Accounts	122	-	122	-

Total Operating Expenses	$6,214	$9,013	$(2,799)	(31)%

Overall expenses decreased by 31% from the nine months ended September 30, 2008 to the comparable period ended September 30, 2009.  The $1,158, or 69%, decrease in Professional fees year-over-year was the largest contributing factor to the decrease in total expenses.  During the nine months ended September 30, 2008, we filed an uncommonly large number of documents via Edgar with the SEC, which we do not believe will be an ongoing occurrence.  Therefore, professional fees of $672 incurred during the nine months ended September 30, 2009, while low, in our opinion, is a reliable indication of our base-line professional fees expense for a nine month period.  Furthermore, the variations in other expense categories are believed to be inaccurate indications of a long-term trend.  We caution that, due to the minimal level of operating activities performed during the periods in question, a dramatic one-time spike or drop in any item could make period-to-period comparisons difficult or unreliable.

Aggregate operating expenses since our inception on September 24, 2004 to September 30, 2009 were $53,621, comprised, as follows:

	Inception to	% of
Expense	September 30, 2009	Expenses

Accounting Fees	$27,214	51%
Legal Fees	3,500	7%
Office Expenses	9,395	18%
Professional Fees	6,183	12%
Licenses and Permits	5,028	9%
Uncollectible Accounts	122	NIL
Website Development and Maintenance	2,179	4%

Total Operating Expenses	$53,621	100.00%

Accounting-related expense is credited with 51% of aggregate operating expenses since our inception to September 30, 2009.  These fees include auditing by our independent registered public accountants, bookkeeping, tax preparation and other accounting-specific consulting services.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

We have experienced net losses in all periods since our inception.  Our net loss for the three months ended September 30, 2009 was $1,018.  Comparatively, during the three months ended September 30, 2008, our net loss totaled $2,411.  In the nine month periods ended September 30, 2009 and 2008, our net losses amounted to $6,214 and $9,013, respectively.  Our net loss since the date of our inception through September 30, 2009 was $53,524, after taking into consideration $1 in interest income.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Our management believes that our cash on hand as of September 30, 2009 in the amount of $60 is not sufficient to maintain our current minimal level of operations for the next approximately 12 months.  As of September 30, 2009, we owed $875 in accounts payable to vendors and service providers, as well as $24,647 in notes payable, of which $15,000 is to due to Ms. Helen Cary, an officer and director, the aggregate sum of which greatly exceeds our current assets.

As of August 12, 2009, we have reached an agreement with the holder of the $15,000 in notes payable, Ms. Helen Cary, an officer and director, to extend the due dates of all such notes indefinitely, and for all balances to be due on demand and bear no interest.  Ms. Cary received no beneficial terms in this transaction.  Rather, we were the recipient of terms highly beneficial to us, as Ms. Cary did not and has not yet demanded any of the notes be repaid, nor is there any interest being charged or accrued on any of the notes.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $30,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  As of the date of this report, we have not drawn any funds on this line of credit.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Plan of Operation

We are a reseller of candles and candle-related merchandise.  Since inception, we have financed cash flow requirements through the issuance of common stock and debt securities for cash.  Initially, our plan for satisfying our cash requirements for the next twelve months was to be through the funds from our offerings of common stock for cash, in combination with third-party and related-party debt financing.  Since our incorporation, we have raised a total of $28,500 through private sales of our common equity.  We have also borrowed $9,647 in non-interest bearing, due on demand, notes payable from a third party.  Our president and sole director, Ms. Cary, has loaned us an aggregate of $15,000 through September 30, 2009.

As of the date of this quarterly report, our management believes there exists opportunities to acquire inventory from wholesalers and liquidators at both a lower price point and more reasonable terms.  In our observation, with no scientific data to support such, the economic downturn has forced numerous of our competitors and suppliers to reduce inventory or go out of business.  From August 9-12, 2009, one of our officers attended the ASD/ASM Trade Show in Las Vegas, Nevada.  At such event, in excess of 2,950 exhibitors were in attendance.  Informal conversations with various wholesalers and manufacturers revealed a willingness to drop ship merchandise, provide more lenient credit terms, and allow for smaller minimum purchase orders.  As a result, we believe we can enter the market and realize a higher profit margin than we had historically been able to.  These factors bode well for our business.

As a result of attending the August 2009 trade show, we sought debt or equity financing with which to acquire inventory, and therefore take advantage of the opportunities at large.  We were subsequently able to secure a revolving line of credit to borrow up to $30,000 from a non-related third party entity.  While we believe these funds will be sufficient to execute our planned objectives, we will be required to repay any amount borrowed.  Thus, we will be required to generate sufficient cash flow with which to satisfy any such obligation.  If we are unable to do so, we will again be forced to seek further financing, which may be on terms unfavorable to us or not available at all.

With our access to the line of credit, we are finalizing the following strategic initiatives:

1.
Acquire Inventory:  At the August 2009 ASD/ASM trade show, the company obtained a directory containing hundreds of potential vendors, suppliers and/or manufacturers from which to purchase inventory.  We have been actively parsing through the directory, contacting potential vendors, ascertaining purchase terms and obtaining product catalogs with price listings.  We are in the process of identifying vendors with favorable terms.  As of the date of this report, we have identified over 50 vendors that meet our criteria.

Our next step is to identify products within the vendors’ catalog of items that have the ability to generate both sales volume and gross profit margins of over 20%, which margin we believe will provide us with sufficient cash flows to satisfy any amounts borrowed against the line of credit.  We have allocated up to $5,000 to be used for accumulating saleable inventory.  Due to the number of vendors and the seemingly voluminous product catalog of each, our time horizon for purchasing inventory has been delayed.  We expected to have a preliminary product mix by November 1, 2009.  As of the date of this report, we are working to have a preliminary product mix structured by December 1, 2009, although there can be no guarantee of such.

2.
Redesign our website:  We believe our previous website did not capture the attention and dollars of consumers.  Resultantly, we have disabled the site in order that we may redesign it for a re-launch.  Although the site is disabled, we still retain the domain www.midnightcandleco.com.  We have identified two web design and consulting firms to redesign our web site and incorporate e-commerce capabilities.  It remains our goal to have the site re-launched by November 30, 2009, although that target date depends primarily upon a web designer being able to complete and publish a new website by that date.  Our management has allocated $5,000 - $10,000 for the web site redesign project.

We are a web-based company and expect materially all of our sales to be generated through a website.  Our website has been deactivated and we are currently attempting to design a new, more functional site.  Without an active website, however, we are unable to realize any sales or conduct any marketing activities to generate brand awareness.  We have limited resources and require additional financing to be able to redevelop our Internet site.  In the event we are unable to raise sufficient funds, we will be unable to generate sales and may be forced to go out of business.

3.
Design a Marketing and Advertising Program:  Most web design and consulting firms provide web marketing services, which we fully intend to implement.  As we have not yet hired such a firm, we are unsure what form(s) or marketing we will pursue.  We have allocated $15,000 of our line of credit to pursue a web marketing and advertising program.

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

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009, and were deemed to have a material effect on our financial statements and the reporting of such results.

Management’s Remediation Initiatives and Changes in internal controls over financial reporting

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we had attempted to contract third-party accounting firms to assist with the evaluation, testing and changing of our current internal controls over financial reporting.  However, the cost of having an accounting firm provide such services has proven prohibitive.  We have been attempting to establish effective internal controls through our interpretations of the various published doctrines; to date, however, our internal controls remain ineffective.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.  Management desires to identify and appoint additional persons to the board of directors, as well as establish a functioning audit committee.

We have implemented procedures to segregate financial responsibilities between our two existing officers.  We now require that all transactions be authorized by one person and performed by a separate person.  However, since there are only two individuals, the amount of security afforded by this initiative is limited.

PART II – OTHER INFORMATION

Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation filed September 24, 2004 *

(b) By-Laws adopted September 27, 2004 *

10	Line of Credit

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on SB-2 previously filed with the SEC on September 21, 2005, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	November 16, 2009
Helen C. Cary	Chief Executive Officer

/s/Patrick Deparini	Secretary/Treasurer	November 16, 2009
Patrick Deparini	Chief Financial Officer