Form 10-K
period 2009-12-31
MIDNIGHT CANDLE CO
filed 2010-04-15
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number: 000-51842

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if ay, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that ht registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $23,000.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 14, 2010 was 156,900,000.

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
For the year ended December 31, 2009

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

ITEM 1 - DESCRIPTION OF BUSINESS

Business Development and Summary

Midnight Candle Company was incorporated in the State of Nevada on September 24, 2004.

Our administrative office is located at 79013 Bayside Court, Indio, California 92203, telephone (760) 772-1872.

MCDL's fiscal year end is December 31.

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

Distribution Methods of the Products and Services

The Internet lends itself well to the distribution of candles and candle-related merchandise due to its ability to provide pictures, information and purchasing capabilities direct to the consumer. We have published a website at http://www.midnightcandleco.com, which serves as the sole method through which we market, sell and distribute the products we have for sale.  The site, although published and fully functional, is minimalist in nature.  We believe that to attract purchasers, we should make aesthetic changes to our website.  However, as of December 31, 2009, we had insufficient cash on hand to pay for web development services.  We believe that unless we are able to improve the “look and feel” of our Internet presence, we will be unable to attract purchasers.

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

Number of total employees and number of full time employees

Midnight Candle Company is currently in the development stage.  During the development stage, we plan to rely exclusively on the services of our officers and sole director to set up our business operations.  Our two officers are involved in MCDL business on a part-time basis only and are prepared to dedicate additional time, as needed.  At this time, there are no other full- or part-time employees.  We do not expect to hire any additional employees over the next 12 months.

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

ITEM 1A - RISK FACTORS

Our officers and directors work for us on a part-time basis.  As a result, we may be unable to develop our business and manage our public reporting requirements.

Our operations depend on the efforts of Helen Cary, our President, CEO and director, and Patrick Deparini, our Secretary and Treasurer.  Both Mrs. Cary and Mr. Deparini are involved in other business opportunities and may face a conflict in selecting between MCDL and their other business interests.  We have not formulated a policy for the resolution of such conflicts.  If we lose either or both Mrs. Cary and Mr. Deparini to other pursuits without a sufficient warning we may, consequently, go out of business.

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

Midnight Candle Company operates in the candle business, which is a highly competitive market segment with relatively low barriers to entry.  Our competitors include larger and more established companies.  To the best of our management's knowledge, some of our competitors include Colonial Candles, owned by Blyth Industries, Inc. and A.I. Root and Village Candle.  Generally, our actual and potential competitors have longer operating histories, significantly greater financial and marketing resources, as well as greater name recognition.  Therefore, many of these competitors may be able to devote greater resources than MCDL to sales and marketing efforts, expanding their chain of distribution and hiring and retaining key employees.  There can be no assurance that our current or potential competitors will not develop or offer comparable or superior products to those expected to be offered by us.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

Control by Current Management May Impede the Ability of Minority Shareholders to Exercise Control over Midnight Candle Company

Currently, the President and CEO directly owns or controls 150,000,000 shares of common stock in Midnight Candle Company, which is 96% of the common stock outstanding.  As a result, the President and CEO of MCDL could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership limits the power to exercise control by the minority shareholders.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

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

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Our common equity is currently listed on the OTC Bulletin Board under the symbol "MCDL."  As of December 31, 2009, no public market in our common stock had developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

Holders

As of December 31, 2009, Midnight Candle Company has 156,900,000 shares of $0.001 par value common stock issued and outstanding held by 24 shareholders of record.  Midnight Candle Company's Transfer Agent is:  Holladay  Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

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

In November 2004, Midnight Candle Company issued 150,000,000 (5,000,000 pre-split) shares of its Common Stock as founders' shares to Helen C. Cary, an officer and the sole director of MCDL, at par ($0.001 per share) for cash of $5,000.

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

Recent Private Placement

In June 2005, we completed an offering of our common stock to a group of private investors.  We issued 6,900,000 (230,000 pre-split) shares of $0.001 par value common stock for cash at $0.10 per share.  The offering (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers, and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Midnight Candle Company, including an audited balance sheet and reviewed statements of income, changes in stockholders’ equity and cash flows.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Discussion and Analysis

We were incorporated in the State of Nevada on September 24, 2004.  During the years ended December 31, 2009 and 2008, we did not generate any revenues, nor did we incur any cost of goods sold and shipping charges.  Since our inception to December 31, 2009, we generated an aggregate of $571 in gross revenues from sales of our candles and had returns and allowances in the amount of $107, resulting in net revenues since inception of $464.  After accounting for cost of sales in the amount of $273, and shipping costs of $95, we realized a gross profit of $96 from the period from our inception through December 31, 2009.  We are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

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

For the year ended December 31, 2009, we incurred operating expenses in the amount of $6,592.  In comparison, operating expenses in the year ended December 31, 2008 were $10,620.  The components of the comparable periods are as follows:

			Change
	Year ended December 31,		2008 to 2009
Expense	2009	2008	($)	(%)

Accounting Fees	$4,000	$6,149	$(2,149)	(35)%
Licenses, Permits, Taxes	-	175	(175)	(100)%
Office Expenses	1,524	1,556	(32)	(2)%
Professional Fees	946	2,740	(1,794)	(65%)
Uncollectible Accounts	122	-	122	-

Total Operating Expenses	$6,592	$10,620	$(4,028)	(38)%

Overall expenses decreased by $4,028, or 38%, from the year ended December 31, 2008 to the most recent year ended December 31, 2009.  We attribute the bulk of the decline to a reduction in professional and accounting fees.  In the year ended December 31, 2008, we filed an uncommonly large number of documents via Edgar with the SEC, which we do not believe will be an ongoing occurrence.  During the year ended December 31, 2009, we incurred uncollectible accounts expense in the amount of $122, which is related to the write off of accounts receivable considered to be significantly past due, and, therefore uncollectible.  Furthermore, the variations in other expense categories are believed to be inaccurate indications of a long-term trend.  We caution that, due to the minimal level of operating activities performed during the periods in question, a dramatic one-time spike or drop in any item could make period-to-period comparisons difficult or unreliable.

Aggregate operating expenses since our inception on September 24, 2004 to December 31, 2009 were $53,999, comprised, as follows:

	Inception to	% of
Expense	December 31, 2009	Expenses

Accounting Fees	$27,214	50%
Legal Fees	3,500	6%
Office Expenses	9,499	18%
Professional Fees	6,457	12%
Licenses and Permits	5,028	9%
Uncollectible Accounts	122	0%
Website Development and Maintenance	2,179	4%

Total Operating Expenses	$53,999	100%

Accounting-related expense is credited with 50% of aggregate operating expenses since our inception to December 31, 2009.  These fees include auditing by our independent registered public accountants, bookkeeping, tax preparation and other accounting-specific consulting services.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

We have experienced net losses in all periods since our inception.  Our net loss for the year ended December 31, 2009 was $6,592.  Comparatively, during the year ended December 31, 2008, our net loss totaled $10,620.  Our net loss since the date of our inception through December 31, 2009 was $53,902.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Our management believes that our cash on hand as of December 31, 2009 in the amount of $11 is not sufficient to maintain our current minimal level of operations for the next approximately 12 months.  As of December 31, 2009, we owed $125 in accounts payable to vendors and service providers, as well as $25,726 in notes payable, of which $15,000 is to due to Ms. Helen Cary, an officer and director, the aggregate sum of which greatly exceeds our current assets.

On August 12, 2009, we have reached an agreement with the holder of the $15,000 in notes payable, Ms. Helen Cary, an officer and director, to extend the due dates of all such notes indefinitely, and for all balances to be due on demand and bear no interest.  Ms. Cary received no beneficial terms in this transaction.  Rather, we were the recipient of terms highly beneficial to us, as Ms. Cary did not and has not yet demanded any of the notes be repaid, nor is there any interest being charged or accrued on any of the notes.

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

Plan of Operation

We are a reseller of candles and candle-related merchandise.  Since inception, we have financed cash flow requirements through the issuance of common stock and debt securities for cash.  Initially, our plan for satisfying our cash requirements for the next twelve months was to be through the funds from our offerings of common stock for cash, in combination with third-party and related-party debt financing.  Since our incorporation, we have raised a total of $28,500 through private sales of our common equity.  We have also borrowed $10,726 in non-interest bearing, due on demand, notes payable from a third party.  Our president and sole director, Ms. Cary, has loaned us an aggregate of $15,000 through December 31, 2009.

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

Our next step is to identify products within the vendors’ catalog of items that have the ability to generate both sales volume and gross profit margins of over 20%, which margin we believe will provide us with sufficient cash flows to satisfy any amounts borrowed against the line of credit.  We have allocated up to $5,000 to be used for accumulating saleable inventory.  Due to the number of vendors and the seemingly voluminous product catalog of each, our time horizon for purchasing inventory has been delayed.  We expected to have a preliminary product mix by December 1, 2009.  As of the date of this report, we are in the process of specifying which product lines we plan to carry and hope to begin ordering candles during the summer of 2010.

2.
Redesign our website:  We believe our previous website did not capture the attention and dollars of consumers.  Resultantly, we have disabled the site in order that we may redesign it for a re-launch.  Although the site is disabled, we still retain the domain www.midnightcandleco.com.  We have identified two web design and consulting firms to redesign our web site and incorporate e-commerce capabilities.  Our original goal was to have the site re-launched by November 30, 2009.  However, we have not been able to engage a web designer that will construct a site to our specifications for $5,000 - $10,000, all inclusive of hosting, designing, publishing, e-commerce capabilities and periodic maintenance.

We are a web-based company and expect all of our sales to be generated through a website.  Our website has been deactivated and we are currently attempting to design a new, more functional site.  Without an active website, however, we are unable to realize any sales or conduct any marketing activities to generate brand awareness.  We have limited resources and require additional financing to be able to redevelop our Internet site.  In the event we are unable to raise sufficient funds, we will be unable to generate sales and may be forced to go out of business.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Page(s)

Reports of Independent Registered Public Accounting Firms	1-2

Financial Statements:

Balance Sheets as of December 31, 2009 and 2008	3

Statements of Operations for the years ended December 31, 2009 and 2008 and for the period September 24, 2004
(Inception) through December 31, 2009 with
Cumulative Totals Since Inception	4

Statement of Changes in Stockholders’
(Deficit) for the Period September 24, 2004 (Inception)
through December 31, 2009	5

Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the Period September 24, 2004 (Inception)
through December 31, 2009 with Cumulative Totals Since Inception	6

Notes to the Financial Statements	7-15

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Midnight Candle Company

We have audited the accompanying balance sheet of Midnight Candle Company, (a development stage company) as of December 31, 2009, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2009, and from September 24, 2004 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States of America).  Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midnight Candle Company as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 and from September 24, 2004 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

Marlton, NJ
April 15, 2010

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

/s/Bagell Josephs Levine & Company, L.L.C.
Bagell Josephs Levine & Company, L.L.C.
Marlton, New Jersey
March 30, 2009

This report is a copy of the previously issued report.

The predecessor auditor has not reissued the report.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008

Current Assets:
Cash	$11	$272
Accounts receivable	-	122
Inventory	-	438

Total Current Assets	11	832

TOTAL ASSETS	$11	$832

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITY
Current Liabilities:
Accounts payable	$125	$1,110
Notes payable	10,726	3,532
Notes payable – related party	15,000	15,000

Total Current Liabilities	25,851	19,642

Total Liabilities	25,851	19,642

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares
authorized, 156,900,000 shares issued and outstanding	156,900	156,900
Additional paid-in capital	(128,400)	(128,400)
(Deficit) accumulated during development stage	(54,340)	(47,310)

Total Stockholders’ (Deficit)	(25,840)	(18,810)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$11	$832

The accompanying notes are an integral part of these financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD SEPTEMBER 24, 2004 (INCEPTION) THROUGH DECEMBER 31, 2009
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (Inception)
	2009	2008	through December 31, 2009

OPERATING REVENUES
Sales, net of allowance	$-	$-	$464

Cost of sales	-	-	273
Freight in	-	-	95

GROSS PROFIT	-	-	96

OPERATING EXPENSES
Professional fees	4,946	8,889	37,171
General and administrative expenses	1,646	1,731	16,828
Total Operating Expenses	6,592	10,620	53,999

LOSS BEFORE OTHER INCOME	(6,592)	(10,620)	(53,903)

OTHER (INCOME) EXPENSE
Interest (income)	-	-	(1)
Impairment expense	438	-	438
Total Other (Income) Expense	438	-	437

NET (LOSS) APPLICABLE TO COMMON SHARES	$(7,030)	$(10,620)	$(54,340)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	156,900,000	156,900,000

LOSS PER BASIC COMMON SHARES OUTSTANDING	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
FOR THE PERIOD SEPTEMBER 24, 2004 (INCEPTION)
THROUGH DECEMBER 31, 2009

				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance, September 24, 2004	-	$-	$-	$-	$-

Issuances of shares for cash	150,000,000	150,000	(145,000)	-	5,000

Net loss for the period September 24, 2004
(inception) through December 31, 2004	-	-	-	(5,113)	(5,113)

Balance, December 31, 2004	150,000,000	150,000	(145,000)	(5,113)	(113)

Issuances of shares for cash	6,900,000	6,900	16,100	-	23,000

Forgiveness of note payable by officer	-	-	500	-	500

Net loss for the year ended December 31, 2005	-	-	-	(10,081)	(10,081)

Balance, December 31, 2005	156,900,000	156,900	(128,400)	(15,194)	13,306

Net loss for the year ended December 31, 2006	-	-	-	(14,617)	(14,617)

Balance, December 31, 2006	156,900,000	156,900	(128,400)	(29,811)	(1,311)

Net loss for the year ended December 31, 2007	-	-	-	(6,879)	(6,879)

Balance, December 31, 2007	156,900,000	156,900	(128,400)	(36,690)	(8,190)

Net loss for the year ended December 31, 2008	-	-	-	(10,620)	(10,620)

Balance, December 31, 2008	156,900,000	156,900	(128,400)	(47,310)	(18,810)

Net loss for the year ended December 31, 2009	-	-	-	(7,030)	(7,030)

Balance, December 31, 2009	156,900,000	$156,900	$(128,400)	$(54,340)	$(25,840)

The accompanying notes are an integral part of these financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD SEPTEMBER 24, 2004 (INCEPTION) THROUGH DECEMBER 31, 2009
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (Inception)
	2009	2008	through December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(7,030)	$(10,620)	$(54,340)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Impairment of inventory	438	-	438

Changes in assets and liabilities
Decrease in accounts receivable	122	-	-
(Increase) in inventory	-	-	(438)
Increase (decrease) in accounts payable	(985)	1,110	125

Total adjustments	(863)	1,110	(313)

Net cash (used in) operating activities	(7,455)	(9,510)	(54,215)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of common stock	-	-	28,500
Proceeds from note payable	7,194	3,532	10,726
Proceeds from note payable – related party	-	5,000	15,000

Net cash provided by financing activities	7,194	8,532	54,226

NET INCREASE (DECREASE) IN CASH	(261)	(978)	11

CASH – BEGINNING OF YEAR	272	1,250	-

CASH – END OF YEAR	$11	$272	$11

SUPPLEMENTAL CASH FLOWS INFORMATION:
During the year and period, cash was paid for the following:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:

Note payable converted to equity	$-	$-	$500
Write off inventory	$438	$-	$438

The accompanying notes are an integral part of these financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in FASB ASC 915-10-05, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning, research and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.  The Company had no cash equivalents at December 31, 2009 and 2008.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to the federally insured limits.  At December 31, 2009 and 2008, there were no uninsured balances.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest.  On a periodic basis, management evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days.  As of December 31, 2009, management determined that accounts receivable aged beyond 100 days to be uncollectible and, accordingly, wrote off $122 of uncollectible accounts receivable.

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

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of December 31, 2009 and 2008.

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
DECEMBER 31, 2009 and 2008

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May of 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 855, “Subsequent Events”. This Statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 855 will not have a material impact on its financial position or results of operations.

In June 2009, the FASB issued FASB ASC 810, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (SFAS 166). ASC 810 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The Company is currently assessing the impact of the adoption of ASC 810.

In June 2009, the FASB issued FASB ASC 810, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). ASC 810 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of FASB ASC 810.

On June 2009, the FASB issued FASB ASC 105, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). Under FASB ASC 105, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 will not have a material impact on its financial position or results of operations.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2009 and 2008:

	2009	2008
Net loss	$(7,030)	$(10,620)
Weighted average common shares outstanding (Basic)	156,900,000	156,900,000

Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	156,900,000	156,900,000

There are no common stock equivalents outstanding at December 31, 2009 and 2008.

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The Company currently has no potentially dilutive securities outstanding.

NOTE 3 -               NOTES PAYABLE – RELATED PARTY

Represents three unsecured notes payable for $5,000 each to the officer of the Company. They were all used for working capital needs.  There are no stated terms and the notes are due on demand.

NOTE 4 -              NOTE PAYABLE

Represents numerous unsecured loans aggregating $10,726 from a non-affiliated third-party that loans the Company money on an as-needed basis.  The notes are due on demand and bear no interest.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $30,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  The Company has not borrowed against this note and the balance due as of December 31, 2009 is $0.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 5 -               STOCKHOLDERS’ DEFICIT

On September 24, 2004 the Company was formed with one class of common stock, par value $.001. The Company had authorized 100,000,000 pre forward split shares of common stock.

In November 2004, the Company issued 5,000,000 pre forward split (150,000,000 post split) shares of stock to its officer for cash of $5,000.

In March and June 2005, the Company issued 6,900,000 post split shares (1,800,000 and 5,100,000 shares in March 2005 and June 2005, respectively) of common stock at $0.10 per share for $23,000. These shares were issued in accordance with a Private Placement Memorandum dated December 15, 2004.

In June 2005, a stockholder of the Company forgave a note payable to the Company for $500.

On October 15, 2008, the Company affected a forward split of the Company’s issued and outstanding common stock on a 30:1 basis and further amended the Company’s Articles of Incorporation, which increased the authorized capital stock of the Company from 100,000,000 to 200,000,000 shares of $0.001 par value common stock. All shares have been retroactively restated to report this transaction.

As of December 31, 2009, there were no additional issuances of common stock.

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

At December 31, 2009 and 2008, deferred tax assets consist of the following:

	2009	2008
Deferred tax assets	$18,476	$16,057
Less: valuation allowance	(18,476)	(16,057)
Net deferred tax assets	$-0-	$-0-

At December 31, 2009 and 2008, the Company had accumulated deficits during the development stage of $54,340 and $47,310 available to offset future taxable income through 2029. The Company established valuation on allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

ITEM 9A(T) - CONTROLS AND PROCEDURES

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

Our Board of Directors were advised by management’s performance of the evaluation of internal control over financial reporting  identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has taken all actions to ensure that the filing includes all required content and the financial statements presented conform to GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Helen C. Cary	53	President, CEO and Director

Patrick Deparini	35	Secretary and Treasurer

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2009 and 2008 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Helen C. Cary	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0

Patrick Deparini	2009	0	0	0	0	0	0	0	0
Secretary and Treasurer	2008	0	0	0	0	0	0	0	0

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2009 and 2008 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2009	2008

Audit fees	$5,399	$5,399
Audit-related fees	-	-
Tax fees	300	300
All other fees

Total fees	$5,699	$5,699

ITEM 15 - EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

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

MIDNIGHT CANDLE COMPANY
(Registrant)

By: /s/ Helen C. Cary, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Helen C. Cary	Chief Executive Officer and	April 14, 2010
Helen C. Cary	President

/s/ Patrick Deparini	Chief Financial Officer	April 14, 2010
Patrick Deparini

/s/ Patrick Deparini	Principal Accounting Officer	April 14, 2010
Patrick Deparini