Form 10-Q
period 2010-03-31
MIDNIGHT CANDLE CO
filed 2010-05-21
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

___________
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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that ht registrant was required to submit and post such files).  Yes [   ]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	156,900,000 shares
(Class)	(Outstanding as at May 21, 2010)

MIDNIGHT CANDLE COMPANY

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)

Current Assets:
Cash	$275	$11

Total Current Assets	275	11

TOTAL ASSETS	$275	$11

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITY
Current Liabilities:
Accounts payable	$125	$125
Notes payable	16,535	10,726
Notes payable – related party	15,000	15,000

Total Current Liabilities	31,660	25,851

Total Liabilities	31,660	25,851

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares
authorized, 156,900,000 shares issued and outstanding	156,900	156,900
Additional paid-in capital	(128,100)	(128,400)
(Deficit) accumulated during development stage	(60,185)	(54,340)

Total Stockholders’ (Deficit)	(31,385)	(25,840)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$275	$11

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (Inception)
	2010	2009	through March 31, 2010

OPERATING REVENUES
Sales, net of allowance of $107	$-	$-	$464

Cost of sales	-	-	273
Freight in	-	-	95

GROSS PROFIT	-	-	96

OPERATING EXPENSES
Professional fees	4,175	2,846	41,346
General and administrative expenses	1,670	188	18,498
Total Operating Expenses	5,845	3,034	59,844

LOSS BEFORE OTHER INCOME	(5,845)	(3,034)	(59,844)

OTHER (INCOME) EXPENSE
Interest (income)	-	-	(1)
Impairment expense	-	-	438
Total Other (Income) Expense	-	-	437

NET (LOSS) APPLICABLE TO COMMON SHARES	$(5,845)	$(3,034)	$(60,185)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	156,900,000	156,900,000

LOSS PER BASIC AND DILUTED COMMON SHARES	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			September 24, 2004 (Inception)
	2010	2009	through March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,845)	$(3,034)	$(60,185)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Impairment of inventory	-	-	438

Changes in assets and liabilities
(Increase) in inventory	-	-	(438)
Increase in accounts payable	-	1,861	125

Total adjustments	-	1,861	125

Net cash (used in) operating activities	(5,845)	(1,173)	(60,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	300	-	300
Issuance of common stock	-	-	28,500
Proceeds from note payable	5,809	985	16,535
Proceeds from note payable – related party	-	-	15,000

Net cash provided by financing activities	6,109	985	60,335

NET INCREASE (DECREASE) IN CASH	264	(188)	275

CASH – BEGINNING OF PERIOD	11	272	-

CASH – END OF PERIOD	$275	$84	$275

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITY:

Note payable converted to equity	$-	$-	$500

The accompanying notes are an integral part of these condensed financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying interim financial statements included have been prepared by Midnight Candle Company (“the Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2009 audited financial statements, filed in Form 10-K on April 15, 2010, and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are is some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations for the periods presented.

Midnight Candle Company (the “Company”) is a distributor of candles and intends to market candles in various sizes, shapes and fragrances. These customized candles will be distributed for home use and small business users. The Company does not plan to produce any candles and expects to purchase all of its saleable products from manufactures or enter into private-label relationships with manufactures to place our corporate name on select products.  The Company intends to sell enough candles to support business stability and growth with a large portion being sold through the Company’s web-site.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915-10-05, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning, research and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

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
MARCH 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The Company had no cash equivalents at March 31, 2010 and December 31, 2009.

The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to the federally insured limits. At March 31, 2010 and December 31, 2009, there were no uninsured balances.

Going Concern

As is typical of companies going through the development stage, the Company incurred losses since inception. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts. With the business plan being followed, management believes along with working capital being raised that the expenses and sales will make the Company a viable entity over the next twelve months.

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

Revenue Recognition

Revenue is recognized when products are shipped, the price is fixed or reasonably determinable, and collectability is reasonably assured.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of March 31, 2010 and December 31, 2009.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2010 AND 2009

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP related to fair value measurements and disclosures and issued new requirements. The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. These changes in GAAP are effective for annual periods beginning after December 15, 2009, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, whose effective date is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect this amendment to have a material effect on its consolidated financial statements.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	2010	2009
Net loss	$(5,845)	$(3,034)

Weighted average common shares outstanding (Basic)	156,900,000	156,900,000

Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	156,900,000	156,900,000

There are no common stock equivalents outstanding at March 31, 2010 and 2009.

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

NOTE 4 - NOTE PAYABLE

Represents numerous unsecured loans aggregating $16,535 from a non-affiliated third-party that loans the Company money on an as-needed basis.  The notes are due on demand and bear no interest.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $30,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011. The Company has not borrowed against this note and the balance due as of March 31, 2010 is $0.

MIDNIGHT CANDLE COMPANY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2010 AND 2009

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

As of March 31, 2010, there have been no other issuances of common stock.

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

Management’s Discussion

We were incorporated in the State of Nevada on September 24, 2004.  During the three month periods ended March 31, 2010 and 2009, we did not generate any revenues, nor did we incur any cost of goods sold and shipping charges.  Since our inception to March 31, 2010, we generated an aggregate of $571 in gross revenues from sales of our candles and had returns and allowances in the amount of $107, resulting in net revenues since inception of $464.  After accounting for cost of sales in the amount of $307, adding a sales discount of $34 and shipping costs of $95, we realized a gross profit of $96 from the period from our inception through March 31, 2010.  We are unable to predict the stability of, and ability to continue to generate, ongoing revenues.  We have no saleable inventory and cannot predict when, if at all, we will be able to generate revenues for the foreseeable future.

In the course of our operations, we incur operating expenses composed primarily of general and administrative costs and professional fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  Professional fees include: accounting fees charged related to interim reports and annual audits; tax preparation fees for filing Federal and State income tax returns; transfer agent fees for printing certificates, annual account maintenance fees and obtaining various report, ledgers or lists for internal review or periodic financial statement preparation and confirmation; consulting costs for marketing and advertising, website development and maintenance, financial statement preparation and general business development; legal fees for legal work performed related to our general business or maintaining our public reporting status; and Edgarization fees for the submission of reports and information statements with the U.S. Securities and Exchange Commission.

For the three months ended March 31, 2010, we incurred operating expenses in the amount of $5,845.  In comparison, operating expenses in the three months ended March 31, 2009 were $3,034.  The components of the comparable periods are as follows:

	Three months ended		Change
	March 31,		2009 to 2010
Expense	2010	2009	$	%

Accounting Fees	$1,075	$2,500	$(1,425)	(57)%
Licenses, Permits, Taxes	1,634	-	1,634	-%
Office Expenses	36	188	(152)	(81)%
Professional Fees	3,100	346	2,754	796%

Total Operating Expenses	$5,845	$3,034	$2,811	93%

Overall expenses increased by 93% from the three months ended March 31, 2009 to the comparable period ended March 31, 2010.  We attribute the bulk of the increase to a material increase in professional fees paid to third-parties, of which $3,000 was for website design and development related to a relaunch of our Internet presence.  Our management cautions that the variations in all expense categories are not accurate indications of long-term trends and ongoing expenses will continue to vary drastically from period to period.  We caution that, due to the minimal level of operating activities performed during the periods in question, a dramatic one-time spike or drop in any item could make period-to-period comparisons difficult or unreliable.

Aggregate operating expenses since our inception on September 24, 2004 to March 31, 2010 were $59,844, comprised, as follows:

	Inception to	% of
Expense	March 31, 2010	Expenses

Accounting Fees	$28,289	47%
Legal Fees	3,500	6%
Office Expenses	10,387	17%
Professional Fees	6,557	11%
Licenses and Permits	5,809	10%
Uncollectible Accounts	123	NIL
Website Development and Maintenance	5,179	9%

Total Operating Expenses	$59,844	100%

Accounting-related expense is credited with 47% of aggregate operating expenses since our inception to March 31, 2010.  These fees include auditing by our independent registered public accountants, bookkeeping, tax preparation and other accounting-specific consulting services.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

We have experienced net losses in all periods since our inception.  Our net loss for the three months ended March 31, 2010 was $5,845.  Comparatively, during the three months ended March 31, 2009, our net loss totaled $3,034.  Our net loss since the date of our inception through March 31, 2010 was $60,185, after taking into consideration $1 in interest income and the impairment of our remaining inventory of $438 during the year ended December 31, 2009.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Our management believes that our cash on hand as of March 31, 2010 in the amount of $275 is not sufficient to maintain even our current minimal level of operations for the next approximately 12 months.  As of March 31, 2010, we owed $125 in accounts payable to vendors and service providers, as well as an aggregate of $31,535 in notes payable, of which $15,000 is to due to Ms. Helen Cary, an officer and director, the aggregate sum of which greatly exceeds our current assets.

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

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $30,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  The balance owed on this line of credit as of March 31, 2010 is $0.

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

Our Board of Directors was advised by management that its evaluation of internal control over financial reporting  identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has taken all actions to ensure that the filing includes all required content and the financial statements presented are in conformity with US generally accepted accounting principles for interim financial reporting pursuant to the rules of the SEC.

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

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	May 21, 2010
Helen C. Cary	Chief Executive Officer

/s/Patrick Deparini	Secretary/Treasurer	May 21, 2010
Patrick Deparini	Chief Financial Officer