Form 10-K/A
period 2009-12-31
MIDNIGHT CANDLE CO
filed 2010-06-25
CIK 1321573

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

In the course of our operations, we incur operating expenses composed primarily of general and administrative costs and professional fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  Accounting fees include: auditing by our independent registered public accountants, bookkeeping, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services.  Professional fees include: transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; and Edgarization fees for the submission of reports and information statements with the U.S. Securities and Exchange Commission.
For the year ended December 31, 2009, we incurred operating expenses in the amount of $6,592.  In comparison, operating expenses in the year ended December 31, 2008 were $10,620.  The components of the comparable periods are as follows:

			Change
	Year ended December 31,		2008 to 2009
Expense	2009	2008	$	%

Accounting Fees
Audit fees	$4,000	$6,149	$(2,149)	(35)%
Bookkeeping	-	-	-	-
Tax Preparation	-	300	(300)	(100)%
Legal fees	-	1,000	(1,000)	(100%)
Licenses, Permits, Taxes	-	175	(175)	(100)%
Office Expenses	1,524	1,556	(32)	(2)%
Professional Fees
Edgarization fees	846	800	46	6%
General business development	-	-	-	-
Transfer agent fees	100	640	(540)	(84)%
Uncollectible Accounts	122	-	122	-

Total Operating Expenses	$6,592	$10,620	$(4,028)	(38)%

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

Aggregate operating expenses since our inception on September 24, 2004 to December 31, 2009 were $53,999, comprised, as follows:

	Inception to	% of
Expense	December 31, 2009	Expenses

Accounting Fees
Audit fees	$25,680	47.6%
Bookkeeping	709	1.3%
Tax Preparation	825	1.5%
Legal Fees	3,500	6.5%
Office Expenses	9,499	17.6%
Professional Fees
Edgarization fees	2,662	4.9%
General business development	3,000	5.6%
Transfer agent fees	795	1.5%
Licenses and Permits	5,028	9.3%
Uncollectible Accounts	122	0.2%
Website Development and Maintenance	2,179	4.0%

Total Operating Expenses	$53,999	100%

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
Suite J
Marlton, New Jersey 08053
(856) 355-5900  Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder
Midnight Candle Company
Indio, California

We have audited the accompanying balance sheets of Midnight Candle Company, a development stage company (the “Company”) as of December 31, 2008, and the related statements of operations, changes in stockholder’s deficit, and cash flows for the year ended December 31, 2008 and the cumulative totals since the Company’s inception, September 24, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midnight Candle Company as of December 31, 2008, and the results of its operations, and cash flows for the year ended December 31, 2008 and cumulative totals since the Company’s inception, September 24, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

26

ITEM 9A(T) - CONTROLS AND PROCEDURES

Changes in and Disagreements with Accountants

On December 31, 2009, Bagell, Josephs, Levine & Company, LLC merged with and into Friedman, LLP.  As a result of this transaction, on January 1, 2010, the Board of Directors of the Registrant approved the dismissal of Bagell, Josephs, Levine & Company, LLC, as its certifying independent registered public accountants.  On such same date, the Registrant dismissed Bagell, Josephs, Levine & Company, LLC, as its independent registered public accountants.  None of the reports of Bagell, Josephs, Levine & Company, LLC on the financial statements of the Registrant contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern paragraph in Bagell, Josephs, Levine & Company, LLC's report on our financial statements as of and for the years ended December 31, 2008 and 2007.

During the Registrant’s two most recent fiscal years and during any subsequent interim periods preceding the date of termination, there were no disagreements with Bagell, Josephs, Levine & Company, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Bagell, Josephs, Levine & Company, LLC's satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no "reportable events" as defined in Item 304 (a)(1) of the Securities and Exchange Commission's Regulation S-K.

On January 1, 2010, the Board of Directors of the Registrant approved the engagement of, and the Registrant did on such same date engage, Friedman, LLP, 406 Lippincott Drive, Suite J, Marlton, New Jersey 08053, as its independent registered public accounting firm commencing January 1, 2010, for the fiscal year ended December 31, 2009.  During the two most recent years and the subsequent interim period through the date of engagement, neither the Registrant nor anyone engaged on its behalf has consulted with Friedman, LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) or (v) of Regulation S-K).

The Registrant has furnished Bagell, Josephs, Levine & Company, LLC with a copy of the disclosures under this Item 4.01 and has requested that Bagell, Josephs, Levine & Company, LLC provide a letter addressed to the SEC stating whether or not they agree with the statements made herein or stating the reasons in which they do not agree.  The letter from Bagell, Josephs, Levine & Company, LLC is filed herewith.

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Management’s Report on Internal Controls over Financial Reporting

To the Board of Directors of Midnight Candle Company:

Management of Midnight Candle Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and, (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the effectiveness of internal control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Company’s Board of Directors.

Based on this assessment, management determined that, as of December 31, 2009, the Company maintained ineffective internal control over financial reporting, as well as a material weakness.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Although we have not identified any material errors with our financial reporting, no assurances can be given that there are no such material errors existing.  We are continuously seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

MIDNIGHT CANDLE COMPANY

/s/  Helen C. Cary
Helen C. Cary
Chief Executive Officer

/s/  Patrick Deparini
Patrick Deparini
Principal Financial Officer
Principal Accounting Officer

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

SERVICES	2009	2008

Audit fees	$5,399	$5,399
Audit-related fees	-	-
Tax fees	300	300
All other fees

Total fees	$5,699	$5,699

ITEM 15 - EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

10	Revolving Line of Credit Promissory Note

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MIDNIGHT CANDLE COMPANY
(Registrant)

By: /s/ Helen C. Cary
Title: President & CEO
Date: June 17, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated:

Signature	Title	Date

/s/ Helen C. Cary	Chief Executive Officer and	June 24, 2010
Helen C. Cary	President

/s/ Patrick Deparini	Chief Financial Officer	June 24, 2010
Patrick Deparini

/s/ Patrick Deparini	Principal Accounting Officer	June 24, 2010
Patrick Deparini