Form 10-Q/A
period 2010-03-31
MIDNIGHT CANDLE CO
filed 2010-06-25
CIK 1321573

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
For the three months ended March 31, 2010, we incurred operating expenses in the amount of $5,845.  In comparison, operating expenses in the three months ended March 31, 2009 were $3,034.  The components of the comparable periods are as follows:

	Three months ended		Change
	March 31,		2009 to 2010
Expense	2010	2009	$	%

Accounting Fees
Audit fees	$750	$2,500	$(1,425)	(57)%
Tax preparation	325	-	325	-%
Licenses, Permits, Taxes	1,634	-	1,634	-%
Office Expenses	36	188	(152)	(81)%
Professional Fees
Edgarization fees	-	346	(346)	(100)%
Transfer agent fees	100	-	100	-%
Website development	3,000	-	3,000	-%

Total Operating Expenses	$5,845	$3,034	$2,811	93%

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

Aggregate operating expenses since our inception on September 24, 2004 to March 31, 2010 were $59,844, comprised, as follows:

	Inception to	% of
Expense	March 31, 2010	Expenses

Accounting Fees
Audit fees	$26,430	44.2%
Bookkeeping	709	1.2%
Tax Preparation	1,150	1.9%
Legal Fees	3,500	5.8%
Office Expenses	10,387	17.4%
Professional Fees
Edgarization fees	2,762	4.6%
General business development	3,000	5.0%
Transfer agent fees	795	1.3%
Licenses and Permits	5,809	9.7%
Uncollectible Accounts	123	0.2%
Website Development and Maintenance	5,179	8.7%

Total Operating Expenses	$59,843	100%

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

PART II – OTHER INFORMATION

Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation filed September 24, 2004 *

(b) By-Laws adopted September 27, 2004 *

10	Line of Credit**

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on SB-2 previously filed with the SEC on September 21, 2005, and subsequent amendments made thereto.

** Incorporated by reference herein filed as exhibits to the Company’s Annual Report on Form 10-K/A previously filed with the SEC on June 18, 2010, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDNIGHT CANDLE COMPANY
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	June 18, 2010
Helen C. Cary	Chief Executive Officer

/s/Patrick Deparini	Principal Accounting Officer	June 18, 2010
Patrick Deparini

/s/Patrick Deparini	Principal Financial Officer	June 18, 2010
Patrick Deparini