Form 10-K/A
period 2009-12-31
MIDNIGHT CANDLE CO
filed 2010-07-14
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment Number 2
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

SERVICES	2009	2008

Audit fees	$5,399	$5,399
Audit-related fees	-	-
Tax fees	300	300
All other fees

Total fees	$5,699	$5,699

ITEM 15 - EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

10	Revolving Line of Credit Promissory Note (2)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)	Incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
(2)	Incorporated by reference to the Annual Report on Form 10-K, as amended, previously filed with the SEC on June 25, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MIDNIGHT CANDLE COMPANY
(Registrant)

By: /s/ Helen C. Cary
Title: President & CEO
Date: July 13, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated:

Signature	Title	Date

/s/ Helen C. Cary	Chief Executive Officer and	July 13, 2010
Helen C. Cary	President

/s/ Patrick Deparini	Chief Financial Officer	July 13, 2010
Patrick Deparini

/s/ Patrick Deparini	Principal Accounting Officer	July 13, 2010
Patrick Deparini