Form 10-Q
period 2010-06-30
SEFE, INC.
filed 2010-08-13
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-51842

SEFE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1763307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 W. University Dr. Tempe, AZ	85281
(Address of principal executive offices)	(Zip Code)

(480) 294-6407
(Registrant's telephone number, including area code)

Midnight Candle Company
79013 Bayside Court, Indio, CA 92203
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	157,900,000 shares
(Class)	(Outstanding as at August 11, 2010)

SEFE, INC.
(formerly Midnight Candle Company)

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

SEFE, Inc.
(formerly Midnight Candle Company)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Current Assets:
Cash	$106,240	$11
Prepaid expenses and deposits	5,000	-

Total Current Assets	111,240	11

TOTAL ASSETS	$111,240	$11

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITY
Current Liabilities:
Accounts payable	$125	$125
Notes payable	145,270	10,726
Notes payable – related party	30,000	15,000

Total Current Liabilities	175,395	25,851

Total Liabilities	175,395	25,851

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares
authorized, 157,900,000 and 156,900,000 shares issued
and outstanding as of 6/30/2010 and 12/31/2009	157,900	156,900
Additional paid-in capital	17,160	16,600
Deficit accumulated during development stage	(239,215)	(199,340)

Total Stockholders’ (Deficit)	(64,155)	(25,840)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$111,240	$11

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(formerly Midnight Candle Company)
(A Development Stage Company)
Condensed Statements of Operations

	For the three months ended		For the six months ended		September 24, 2004
	June 30,		June 30,		(Inception) to
	2010	2009	2010	2009	June 30, 2010

Revenue
Sales, net of allowance of $107	$-	$-	$-	$-	$464

Cost of sales	-	-	-	-	273
Freight in	-	-	-	-	95

Gross profit	-	-	-	-	96

Expenses:
General and administrative expenses	33,030	2,162	38,875	5,196	92,873
Total expenses	30,030	2,162	38,875	5,196	92,873

Loss before expense	(30,030)	(2,162)	(38,875)	(5,196)	(92,873)

Other expense:
Interest expense	1,000	-	1,000	-	1,000
Impairment expense	-	-	-	-	438
Total other expense	1,000	-	1,000	-	1,438

Loss before provision for income taxes	(34,030)	(2,162)	(39,875)	(5,196)	(94,215)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(34,030)	$(2,162)	$(39,875)	$(5,196)	$(94,215)

Weighted average number of
common shares outstanding –
basic and fully diluted	156,965,934	156,900,000	156,933,149	156,900,000

Net (loss) per share – basic and
fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(formerly Midnight Candle Company)
(A Development Stage Company)
Condensed Statements of Cash Flows

	For the six months ended		September 24, 2004
	June 30,		(Inception) to
	2010	2009	June 30, 2010

Cash flows from operating activities
Net (loss)	$(39,875)	$(5,196)	$(94,215)
Changes in operating assets and liabilities
(Increase) in prepaid expenses and deposits	(5,000)	-	(5,000)
Increase in accounts payable	-	(68)	125
Net cash (used) by operating activities	(44,875)	(5,264)	(99,090)

Cash flows from financing activities
Donated capital	560	-	560
Issuance of common stock	1,000	-	29,500
Proceeds from note payable	154,544	5,098	165,270
Proceeds from note payable – related party	15,000	-	30,000
Payments to from note payable	(20,000)	-	(20,000)
Net cash provided by financing activities	151,104	5,098	205,330

Net increase (decrease) in cash	106,229	(166)	106,240
Cash – beginning	11	272	-
Cash – ending	$106,240	$106	$106,240

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$917	$917

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(formerly Midnight Candle Company)
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

The Company was originally organized on September 24, 2004 (Date of Inception) under the laws of the State of Nevada, as Midnight Candle Company.  On July 20, the Company amended its articles of incorporation to change its name from Midnight Candle Company to SEFE, Inc.  The Company is authorized to issue up to 200,000,000 shares of its common stock with a par value of $0.001 per share.

The business of the Company is to distribute candles.  The candles will be marketed in various sizes, shapes and fragrances. These customized candles will be distributed for home use and small business users. The Company does not plan to produce any candles and expects to purchase all of its saleable products from manufactures or enter into private-label relationships with manufactures to place our corporate name on select products.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($94,215) for the period from September 24, 2004 (inception) to June 30, 2010, and had minimal net sales of $464.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  On August 19, 2009, the Company secured a Revolving Line of Credit for $30,000 with a non-related third-party entity, the terms of which are discussed in Note 4 – Debt and Interest Expense.  Nonetheless, the Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

SEFE, Inc.
(formerly Midnight Candle Company)
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 4 – Debt and interest expense

Through June 30, 2010, the Company borrowed a total of $15,000 from an officer of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

Through June 30, 2010, a non-related entity loaned us an aggregate of $20,270 in cash.  The loans are due on demand and bear no interest.  As of June 30, 2010, the Company repaid $20,000 of the outstanding loans.  The balance due as of June 30, 2010 is $270.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note for a total of $30,000.  At the time of the transaction, the holder was not a related party.  However, as of June 30, 2010, the holder is materially controlled by a director of the Company and is thus considered to be a related entity.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  Unpaid balance and interest accrued thereupon are due on December 31, 2011. The Company has not borrowed against this note and the balance due as of June 30, 2010 is $0.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $145,000 from a related party entity.  As of June 30, 2010, the holder loaned us $15,000 of the aggregate amount to be borrowed, with the balance of $130,000 yet to be received by the Company.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of June 30, 2010, the balance owed on this loan is $15,000.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 500,000 shares of common stock.  See Note 5 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $145,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of June 30, 2010, the balance owed on this loan is $145,000.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 500,000 shares of common stock.  See Note 5 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

Note 5 – Stockholders’ equity

The Company was originally authorized to issue up to 100,000, 0000 shares of one class of common stock, par value $.001.  On October 15, 2008, the Company amended the Company’s Articles of Incorporation to increase the authorized capital stock of the Company from 100,000,000 shares with a par value of $0.001 per share to 200,000,000 shares of par value common stock

In November 2004, the Company issued 150,000,000 shares of stock to its officer for cash of $5,000.

In March 2005, the Company issued 6,900,000 shares of common stock for gross cash proceeds of $23,000. These shares were issued in accordance with a Private Placement Memorandum dated December 15, 2004.

In June 2005, a stockholder of the Company forgave a note payable to the Company for $500.

On October 15, 2008, the Board of Directors authorized and a majority of the stockholders of the Company ratified a forward stock split on a 30-for-1 basis, resulting in a total of thirty post-split shares for each pre-split share outstanding.  All references to share and per share information in the financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

On June 25, 2010, the Company issued an aggregate of 1,000,000 shares of its par value common stock to two note holders, in connection with the Bridge Loan Agreements discussed in Note 4 – Debt and Interest Expense, above.  The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act at a price per share of $0.001.

SEFE, Inc.
(formerly Midnight Candle Company)
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 5 – Stockholders’ equity (continued)

As of June 30, 2010, there have been no other issuances of common stock.

Note 6 – Related party transactions

In November 2004, the Company issued 150,000,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $5,000.

In June 2005, a stockholder of the Company forgave a note payable to the Company for $500.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note for a total of $30,000.  At the time of the transaction, the holder was not a related party.  However, as of June 30, 2010, the holder is materially controlled by a director of the Company and is thus considered to be a related entity.  The Company has not borrowed against this note and the balance due as of June 30, 2010 is $0.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $15,000 from a related party entity.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 500,000 shares of common stock.

Through June 30, 2010, the Company borrowed a total of $15,000 from an officer of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

The Company does not lease or rent any property.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 7 – Subsequent Events

On July 16, 2010, the Company entered into an Intellectual Property Assignment Agreement.  In accordance with the Assignment, the Company acquired all rights, titles and interests in and to various intellectual property owned by SEFE, Inc.  In exchange for the assignment of the Patents, the Company agreed to assume $250,000 in SEFE’s liabilities; issue 30,000,000 shares of the Company’s par value common stock to SEFE; and the cancellation by Ms. Cary, an officer, director and shareholder, of 144,900,000 shares of the Registrant’s common stock owned by her.

On July 16, 2010, the Board of Directors authorized the Company to change its name.  On July 20, 2010, the Company filed an amendment to its articles of incorporation to change its name from Midnight Candle Company to SEFE, Inc.

Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about SEFE’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, SEFE’s actual results may differ materially from those indicated by the forward-looking statements.

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

Management’s Discussion

We were originally incorporated in the State of Nevada on September 24, 2004 as Midnight Candle Company.  On July 20, 2010, we amended our articles of incorporation to change our name to SEFE, Inc.

On July 16, 2010, subsequent to the period covered by this report, we entered into an Intellectual Property Assignment Agreement by and between SEFE, Inc., a Delaware corporation, Ms. Helen C. Cary, the majority shareholder of our issued and outstanding common stock, and Midnight Candle Company.  In accordance with the Assignment, we acquired all of SEFE’s right, title and interest in and to various information, inventions, discoveries, writings, expressions, ideas, know-how, concepts, techniques, innovations, systems, processes, procedures, methods, prototypes, designs, and technical data involving or relating to certain atmospheric static electricity collectors, as generally described in four U.S. Patent Applications. In exchange for the assignment of the Patents, we agreed to the following:

1.	The assumption of liabilities of SEFE, in the aggregate of $250,000;
2.	The issuance of 30,000,000 shares of the Registrant’s unregistered common stock; and
3.	The cancellation by Ms. Cary of 144,900,000 shares of the Registrant’s common stock owned by her.

For a more detailed explanation of the above transactions please see the Company’s Form 8-K filed with the SEC on July 19, 2010, and subsequent amendments made thereto.

During the three month periods ended June 30, 2010 and 2009, we did not generate any revenues, nor did we incur any cost of goods sold and shipping charges.  Since our inception to June 30, 2010, we generated an aggregate of $571 in gross revenues from sales of our candles and had returns and allowances in the amount of $107, resulting in net revenues since inception of $464.  After accounting for cost of sales in the amount of $307, adding a sales discount of $34 and shipping costs of $95, we realized a gross profit of $96 from the period from our inception through June 30, 2010.  We are unable to predict the stability of, and ability to continue to generate, ongoing revenues.  We have no saleable inventory and cannot predict when, if at all, we will be able to generate revenues for the foreseeable future.

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

For the three months ended June 30, 2010, we incurred operating expenses in the amount of $33,030.  In comparison, operating expenses in the three months ended June 30, 2009 were $2,162.  The components of the comparable periods are as follows:

	Three months ended		Change
	June 30,		2009 to 2010
Expense	2010	2009	$	%

Accounting Fees
Audit fees	$3,250	$750	$2,500	333%
Office Expenses	284	1,186	(902)	(76)%
Professional Fees
Edgarization fees	330	226	(104)	46%
Legal fees	10,000	-	10,000	-%
General business development	19,166	-	19,166	-%
Website development	3,000	-	3,000	-%

Total Operating Expenses	$33,030	$2,162	$20,868	965%

Overall expenses increased by 965% from the three months ended June 30, 2009 to the comparable period ended June 30, 2010.  We attribute the bulk of the increase to a material increase in professional fees paid to third-parties, of which $10,000 was for legal expenses and $19,496 paid to transfer agents for various professional fees rendered.  Our management cautions that the variations in all expense categories are not accurate indications of long-term trends and ongoing expenses will continue to vary drastically from period to period.

Aggregate operating expenses since our inception on September 24, 2004 to June 30, 2010 were $92,873, comprised, as follows:

	Inception to	% of
Expense	June 30, 2010	Expenses

Accounting Fees
Audit fees	$29,680	32%
Bookkeeping	709	1%
Tax Preparation	1,150	1%
Licenses and Permits	5,809	6%
Office Expenses	10,670	11%
Professional Fees
Edgarization fees	3,092	3%
General business development	22,961	25%
Legal Fees	13,500	15%
Uncollectible Accounts	123	-%
Website Development and Maintenance	5,179	6%

Total Operating Expenses	$92,873	100%

During the three and six months ended June 30, 2010, we recorded interest expense of $1,000, related specifically to bridge loans issued on June 25, 2010.  In the three and six month periods ended June 30, 2009, we did not incur any interest expense.

We have experienced net losses in all periods since our inception.  Our net loss for the three months ended June 30, 2010 was $34,030.  Comparatively, during the three months ended June 30, 2009, our net loss totaled $2,162.  In the six month periods ended June 30, 2010 and 2009, we incurred a net loss of $39,875 and $5,196, respectively.  Our net loss since the date of our inception through June 30, 2010 was $94,215, after taking into consideration the impairment of our remaining inventory of $438.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Our management believes that our cash on hand as of June 30, 2010 in the amount of $106,240 is not sufficient to maintain our operations for the next approximately 12 months.  As of June 30, 2010, we owed $125 in accounts payable to vendors and service providers, as well as an aggregate of $175,270 in notes payable, the aggregate amount of which greatly exceeds out total assets.

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

On June 25, 2010, we borrowed $145,000 from a related party entity in the form of a Bridge Loan.  As of June 30, 2010, the holder loaned us $15,000 of the aggregate amount to be borrowed, with the balance of $130,000 yet to be received by us.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets us a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of June 30, 2010, the balance owed on this loan is $15,000.  In connection with the Notes, and for no additional consideration, we issued to the related party holder an aggregate of 500,000 shares of common stock.

On June 25, 2010, we entered into a second Bridge Loan Agreement, whereby we borrowed $145,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets us a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of June 30, 2010, the balance owed on this loan is $145,000.  In connection with the loan, and for no additional consideration, we issued to the note holder an aggregate of 500,000 shares of common stock.

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

Other Information

Amendment to Articles of Incorporation

On July 16, 2010, the Board of Directors authorized the Company to change its name.  On July 20, 2010, the Company filed an amendment to its articles of incorporation to change its name from Midnight Candle Company to SEFE, Inc.

PART II – OTHER INFORMATION

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation filed September 24, 2004 *

(b) By-Laws adopted September 27, 2004 *

(c) Amendment to Articles of Incorporation filed July 20, 2010

10	Line of Credit **

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on SB-2 previously filed with the SEC on September 21, 2005, and subsequent amendments made thereto.

** Incorporated by reference herein filed as exhibits to the Company’s Annual Report on Form 10-K/A previously filed with the SEC on June 18, 2010, and subsequent amendments made thereto.

8-K Filed Date	Item Number

July 19, 2010	Item 2.01 Completion of Acquisition of Assets
Item 3.02 Unregistered Sales of Equity Securities
Item 5.02 Election of Directors
Item 9.01 Financial Statements and Exhibits

August 3, 2010	Amendment to Form 8-K filed on July 19, 2010

Item 1.01 Entry into a Material Definitive Agreement
Item 2.01 Completion of Acquisition of Assets
Item 3.02 Unregistered Sales of Equity Securities
Item 5.01 Changes in Control of Registrant
Item 5.02 Election of Directors
Item 5.06 Change in Shell Company Status
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEFE, Inc.
(Registrant)

Signature	Title	Date

/s/ Helen C. Cary	President and	August 10, 2010
Helen C. Cary	Chief Executive Officer

/s/Patrick Deparini	Principal Accounting Officer	August 10, 2010
Patrick Deparini

/s/Patrick Deparini	Principal Financial Officer	August 10, 2010
Patrick Deparini