Form 10-Q
period 2010-09-30
SEFE, INC.
filed 2010-11-15
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	43,000,000 shares
(Class)	(Outstanding as at November 15, 2010)

SEFE, INC.
(formerly Midnight Candle Company)

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

SEFE, Inc.
(formerly Midnight Candle Company)
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$97,572	$11
Prepaid expenses and deposits	100,000	-

Total current assets	197,572	11

Fixed assets, net of accumulated depreciation of $3,404 and $0
as of 9/30/2010 and 12/31/2009, respectively	64,670	-

Other assets, net of accumulated amortization of $902 and $0
as of 9/30/2010 and 12/31/2009, respectively	9,923	-

Total assets	$272,165	$11

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$9,474	$125
Accrued interest	12,775	-
Notes payable	170,270	10,726
Notes payable – related party	385,000	15,000
Payroll liabilities	6,872	-

Total current liabilities	584,391	25,851

Total liabilities	584,391	25,851

Stockholders’ (deficit):
Common stock, $0.001 par value, 200,000,000 shares
authorized, 43,000,000 and 156,900,000 shares issued
and outstanding as of 9/30/2010 and 12/31/2009	43,000	156,900
Additional paid-in capital	162,060	16,600
Deficit accumulated during development stage	(517,286)	(199,340)

Total stockholders’ (deficit)	(312,226)	(25,840)

Total liabilities and stockholders’ (deficit)	$272,165	$11

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(formerly Midnight Candle Company)
(A Development Stage Company)
Condensed Statements of Operations

	For the three months ended		For the nine months ended		September 24, 2004
	September 30,		September 30,		(Inception) to
	2010	2009	2010	2009	September 30, 2010

Revenue	-	-	-	-	-
Sales, net of allowance of $107	$-	$-	$-	$-	$464

Cost of sales	-	-	-	-	273
Freight in	-	-	-	-	95

Gross profit	-	-	-	-	96

Expenses:
Depreciation and amortization	4,306	-	4,306	-	4,306
General and administrative expenses	47,014	1,018	85,889	6,214	139,887
Impairment expense	213,976	-	213,976	-	214,414
Total expenses	265,296	1,018	304,171	6,214	358,607

Loss before other expenses	(265,296)	(1,018)	(304,171)	(6,214)	(358,607)

Other expense:
Interest expense	12,775	-	13,775	-	13,775
Total other expense	(12,775)	-	(13,775)	-	(13,775)

Loss before provision for income taxes	(278,071)	(1,018)	(317,946)	(6,214)	(372,286)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(278,071)	$(1,018)	$(317,946)	$(6,214)	$(372,286)

Weighted average number of
common shares outstanding –
basic and fully diluted	61,733,696	156,900,000	124,851,282	156,900,000

Net (loss) per share – basic and
fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(formerly Midnight Candle Company)
(A Development Stage Company)
Condensed Statements of Cash Flows

	For the nine months ended		September 24, 2004
	September 30,		(Inception) to
	2010	2009	September 30, 2010

Cash flows from operating activities
Net (loss)	$(317,946)	$(6,214)	$(372,286)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Bad debt expense	-	122	-
Depreciation and amortization	4,306	-	4,306
Impairment expense	213,976	-	213,976
Changes in operating assets and liabilities
(Increase) in prepaid expenses and deposits	(100,000)	-	(100,000)
(Increase) in inventory	-	-	(438)
Increase in accounts payable	9,349	(235)	9,474
Increase in accrued interest	12,775	-	12,775
Increase in payroll liabilities	6,872	-	6,872
Net cash (used) by operating activities	(170,668)	(6,327)	(224,883)

Cash flows from investing activities
Acquisitions of fixed assets	(12,875)	-	(12,875)
Net cash provided by financing activities	(12,875)	-	(12,875)

Cash flows from financing activities
Donated capital	560	-	560
Issuance of common stock	1,000	-	29,500
Proceeds from note payable	179,544	6,115	190,270
Proceeds from note payable – related party	120,000	-	135,000
Payments to from note payable	(20,000)	-	(20,000)
Net cash provided by financing activities	281,104	6,115	335,330

Net increase (decrease) in cash	97,561	(212)	97,572
Cash – beginning	11	272	-
Cash – ending	$97,572	$60	$97,572

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$917	$917

Non-cash activities:
Shares issued for assignment	$30,000	$-	$30,000
Number of shares issued for assignment	30,000,000	-	30,000,000

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

The business of the Company is to commercialize the ability to harvest atmospheric electricity.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($372,286) for the period from September 24, 2004 (inception) to September 30, 2010, and had minimal net sales of $464.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or additional debt financing.  The Company has recently issued debt securities and is contemplating conducing an offering of its common stock to raise proceeds to finance its plan of operation.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

SEFE, Inc.
(formerly Midnight Candle Company)
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 4 – Accounting policies and procedures

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2010.

Recent Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended September 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services- Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments-a consensus of the  FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

SEFE, Inc.
(formerly Midnight Candle Company)
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 4 – Accounting policies and procedures (continued)

Recent Accounting Pronouncements (continued)
In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Foreign Currency Issues: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are affecting for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

The company evaluated all of the other recent accounting updates through ASU 2010-20 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 5 – Debt and interest expense

Through September 30, 2010, the Company borrowed a total of $15,000 from an officer of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

Through September 30, 2010, a non-related entity loaned us an aggregate of $21,355.  The loans are due on demand and bear no interest.  As of September 30, 2010, the Company repaid $21,065 of the outstanding loans.  The balance due as of September 30, 2010 is $270.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note for a total of $30,000.  At the time of the transaction, the holder was not a related party.  However, as of September 30, 2010, the holder is materially controlled by a director of the Company and is thus considered to be a related entity.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  Unpaid balance and interest accrued thereupon are due on December 31, 2011.  The Company has not borrowed against this note and the balance due as of September 30, 2010 is $0.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $120,000 from a related party entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of September 30, 2010, the principle balance owed on this loan is $120,000.  Interest expense for the three months ended September 30, 2010 in relation to this note is $3,189.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 450,000 shares of common stock.  See Note 5 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $145,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of September 30, 2010, the balance owed on this loan is $145,000.  Interest expense for the three months ended September 30, 2010 in relation to this note is $3,853.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 500,000 shares of common stock.  See Note 5 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

SEFE, Inc.
(formerly Midnight Candle Company)
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 5 – Debt and interest expense (continued)

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $25,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of September 30, 2010, the balance owed on this loan is $20,000.  Interest expense for the three months ended September 30, 2010 in relation to this note is $664.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 50,000 shares of common stock.  See Note 5 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

Pursuant to the July 16, 2010 Intellectual Property Assignment Agreement, the Company assumed liability for a $250,000 convertible note payable, due to a related party entity.  The notes are due and payable in full on May 5, 2011.  The loan bears an interest rate of 5% per annum.  As of September 30, 2010, the balance owed on this loan is $250,000.  Interest expense for the three months ended September 30, 2010 in relation to this note is $5,068.  The note is convertible by the holder into shares of the Company’s common stock at a rate of $0.50 per share.

Note 6 – Stockholders’ equity

The Company was originally authorized to issue up to 100,000,000 shares of one class of common stock, par value $.001.  On October 15, 2008, the Company amended the Company’s Articles of Incorporation to increase the authorized capital stock of the Company from 100,000,000 shares with a par value of $0.001 per share to 200,000,000 shares of par value common stock

On June 25, 2010, the Company issued an aggregate of 1,000,000 shares of its par value common stock to two note holders, in connection with the Bridge Loan Agreements discussed in Note 4 – Debt and Interest Expense, above.  The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act at a price per share of $0.001.

On July 16, 2010, the founding shareholder and an officer and director of the Company returned and cancelled an aggregate of 144,900,000 shares of common stock of the Company.

On July 16, 2010, the Company issued 30,000,000 shares of its common stock valued at $30,000 to SEFE, Inc., pursuant to the July 16, 2010 Intellectual Property Assignment Agreement.

As of September 30, 2010, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of September 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Agreements

On July 16, 2010, the Company entered into and closed an Intellectual Property Assignment Agreement by and between SEFE, Inc., a Delaware corporation, the Company and Ms. Helen C. Cary, the majority shareholder of the Company’s issued and outstanding common stock.  In accordance with the Assignment, the Company acquired all of SEFE’s right, title and interest in and to various information, inventions, discoveries, writings, expressions, ideas, know-how, concepts, techniques, innovations, systems, processes, procedures, methods, prototypes, designs, and technical data involving or relating to certain atmospheric static electricity collectors, as generally described in four U.S. Patent Applications.  In exchange for the assignment of the Patents, the Company agreed to the following:

1.	The assumption of liabilities of SEFE, in the aggregate of $250,000;
2.	The issuance of 30,000,000 shares of the Company’s unregistered common stock; and
3.	The cancellation by Ms. Cary of 144,900,000 shares of the Company’s common stock owned by her.

SEFE, Inc.
(formerly Midnight Candle Company)
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 9 – Related party transactions

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

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $120,000 from a related party entity.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 500,000 shares of common stock.

On July 16, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $250,000 from a related party entity.

Through September 30, 2010, the Company borrowed a total of $15,000 from an officer of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

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

Note 10 – Subsequent Events

On November 3, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $50,000 from a related party entity.  The loan is due and payable in full on the earlier of November 2, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

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

Overview

We were originally incorporated in the State of Nevada on September 24, 2004 as “Midnight Candle Company.”  Our prior stated business objective was to distribute candles and candle-related products.  Through the date of this quarterly report, we only generated minimal revenues from that line of business.

On July 16, 2010, we entered into an Intellectual Property Assignment Agreement by and between SEFE, Inc., a Delaware corporation, Ms. Helen C. Cary, the majority shareholder of our issued and outstanding common stock, and Midnight Candle Company.  In accordance with the Assignment, we acquired all of SEFE’s right, title and interest in and to various information, inventions, discoveries, writings, expressions, ideas, know-how, concepts, techniques, innovations, systems, processes, procedures, methods, prototypes, designs, and technical data involving or relating to certain atmospheric static electricity collectors, as generally described in four U.S. Patent Applications. In exchange for the assignment of the Patents, we agreed to the following:

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

The Assignment resulted in a change of control, as SEFE (Delaware) became our majority shareholder, owning 72.1% of our issued and outstanding common stock.  Control was assumed from Ms. Cary, who is no longer our principal shareholder.

On July 20, 2010, we amended our articles of incorporation with the Secretary of State of Nevada to change our name from Midnight Candle Company to “SEFE, Inc.”

SEFE was founded to develop and bring to market a renewable source of energy that naturally occurs in the atmosphere.  The zero carbon footprint of static electric energy can be captured and converted to usable electricity with the proprietary methodology developed by our company.  SEFE’s energy production methodologies and technologies areun-intrusive, easily adoptable, high output and leave a low carbon footprint.  The SEFE system operates by capturing static electricity from the atmosphere and making it usable for utility companies.  This is a renewable source, but also one that is non-polluting and economical.

Results of Operations

During the three month period ended September 30, 2010, we discontinued our prior candle business and have dedicated our focus on developing our proprietary technology that harvests static electricity in the earth’s atmosphere.  We have not generated revenues from this new line of business.  Our operations remain in the development stage and we are unable to predict when, if ever, we will begin to generate revenues.  Due to a change in business, year to year comparisons are not significant and are not a reliable indicator of future prospects.  Resultantly, no comparison will be presented in this report.

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

For the three months ended September 30, 2010, we incurred operating expenses in the amount of $265,296, composed of $3,404 in depreciation related to furniture, fixtures and equipment acquired from SEFE (Delaware), $902 in amortization expense attributable to certain intangible assets acquired from SEFE (Delaware), $47,014 in general and administrative expenses and $213,976 in impairment expense.  Via the July 2010 Intellectual Property Assignment Agreement, we acquired four U.S. patent applications valued at $213,976.  However, estimating potential revenues and cash flows that may be generated as a result of monetizing the subject technologies is difficult.  As a result, during the quarter ended September 30, 2010, we determined it necessary to impair the value of the patents in full.  Since our inception, we have impaired a total of $213,976 of intellectual property and $438 in previously existing inventory.

In the nine month period ended September 30, 2010, operating expenses totaled $304,171.  Since our inception on September 24, 2004 through September 30, 2010, aggregate operating expenditures were $358,607.  Our operating expenses are tied directly to our ongoing operations and growth.  As a result, we anticipate expenditures increasing through the foreseeable future and may vary dramatically from period to period.

During the three months ended September 30, 2010, we recorded interest expense of $12,775, related to debt financing we have obtained to fund our expected operational strategies.  In the nine months ended September 30, 2010, interest expense totaled $13,775.  Since inception to September 30, 2010, we incurred $13,775 in interest expense.

We have experienced net losses in all periods since our inception.  Our net losses for the three and nine months ended September 30, 2010 were $278,071 and $317,946, respectively.  Our net loss since the date of our inception through September 30, 2010 was $372,286.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

As of September 30, 2010, we had $97,572 of cash on hand.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are currently contemplating raising additional capital by conducting additional issuances of our equity and debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Our management does not expect to incur significant research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Plan of Operation

SEFE has recognized an alternative source of energy that naturally occurs in the atmosphere.  This energy can be captured and converted to usable electricity with a proprietary methodology developed or otherwise owned by SEFE.  The SEFE system operates by capturing static electricity from the atmosphere and making it usable for utility companies.  This is a renewable source, but also one that is non-polluting and economical.  The SEFE system generally operates in the following manner:

➢	An electrical lead held aloft by a suspension mechanism
➢	Static electricity is absorbed by the lead
➢	The direct current of electricity is converted to an alternating current in a “black box”
➢	The collected alternating current is sent to an electronically isolated platform
➢	The platform sends the current to a converter to:
o	Translate the direct current into an alternating current in usable form and
o	Convert the electricity back into direct current and stores it in batteries for later use
➢	In the event that the electricity is converted into an alternating current in usable form, it is then communicated to existing power grids
➢	Electricity is communicated to existing residential and commercial locations (using the existing power distribution infrastructure from the utility companies)

For additional information about our company and our business, you can visit our corporate website at www.sefelectric.com.  It currently contains access to our reporting information and we plan on continuing to provide access to our reporting information through this corporate website.

We are a small, development stage company attempting to establish ourselves in a relatively new, untapped niche in the energy industry.  We are actively engaged in attempting to build our infrastructure, upon which to establish a base of operations.  We are currently working on solidifying partnerships with multiple accredited universities in the United States.  We anticipate that these relationships will provide us with the manpower to complete the design elements for our commercial grade units as well as to build our intellectual property portfolio.  We are also developing a grant-writing program to generate interest and support for our project on a national basis.  We anticipate securing equity financing in order to provide the funding for our continued operation and move us into the fabrication of our commercial units.

Ongoing data collection continues to measure the amount of atmospheric electricity available in various weather conditions, amounts of cloud cover, altitudes, and elevations above sea level.  We will capitalize on the information gleaned from our most recent and upcoming tests in order to move into fabrication of our commercial grade units.  In the event that we are unable to receive funding, it may be impossible for us to meet these stated milestones and continue on the path toward the generation of revenue.

We plan on generating revenue by selling the electricity produced by our Harmony III commercial grade units.  Milestones to be met on the way to this goal include:

1.
Completing the data collection to determine how much electricity can be generated and stored by each unit over a period of time.  This portion is ongoing and is anticipated to continue over the next 3 months.

2.	Fabrication of our initial commercial grade unit should begin in approximately four months and should be completed in approximately six to eight months.

3.	Securing contracts with either mining organizations or utility companies is ongoing and should be completed in approximately nine months.

4.	Implementation of the communications, monitoring methodologies, and security for each unit through our Network Operations Center is currently ongoing and should be completed in nine to twelve months.

Anticipated costs of all of the aforementioned efforts are estimated to total about $800,000 over the next twelve months.  In order to fund our proposed plan of operation, we are currently contemplating conducting an offering of our common stock to raise a minimum of approximately $1,500,000 up to a maximum of $3,000,000 to finance our plan of operations.  These funds are expected to be raised through equity financing, which will result in further dilution in the equity ownership of the shares currently issued and outstanding.  We are significantly dependent upon obtaining at least the minimum proceeds of this proposed offering in order to pursue the plan of operations set forth herein.  We cannot provide investors with any assurance that we will be able to raise any funds and we have no commitments to raise the additional funding.  In the event we are unable to locate at least the minimum offering amount contemplated, we may be unable to fully execute our business.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, recoverability of intangible assets, and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of intangible assets.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended September 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services- Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer's Consolidation Analysis of Those Investments-a consensus of the  FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Foreign Currency Issues: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are affecting for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

The company evaluated all of the other recent accounting updates through ASU 2010-20 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

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

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in insuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Unregistered Sales of Equity Securities

On June 25, 2010, the Registrant entered into three Bridge Loan Agreements (the “Notes”), with Lynn Cole Capital Corporation and Serio Capital, Ltd., and Mark J. Choury (collectively, the “Holders”), for $145,000, $120,000.00, and $25,000.00 respectively for an aggregate amount of $290,000.  The Notes are due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000 (“Maturity”).  The Notes bear an interest rate of 10% per annum, payable on Maturity.  In connection with the Notes, and for no additional consideration, the Registrant issued to the Holders an aggregate of 1,000,000 shares of common stock.

As a result of the Intellectual Property Assignment Agreement entered into on July 13, 2010, the Registrant issued an aggregate of 30,000,000 shares of common stock to SEFE, Inc.

The issuance of the shares to SEFE and the Holders was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  All four persons who received shares were sophisticated investors who were familiar with the Registrant and its management and took the shares for investment without a view to distribution or resale.  All certificates issued contained a restrictive legend thereon.

Other Information

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Resignation of Officers

Effective November 10, 2010, Helen C. Cary resigned as the acting Chief Executive Officer and President of the Registrant and Patrick Deparini resigned as the acting Secretary and Treasurer.

Appointment of Directors

Effective November 10, 2010, David Ide and Mark Ogram were appointed to fill vacancies on our Board of Directors.

David Ide:  Mr. Ide is one of the original founders of Kino Communications, AudioEye, and Kino Interactive, LLC.  He has directed the newest venture of Kino in transitioning the management and service infrastructure of Surfnet Media Group into the new Modavox, Inc. operation.  Mr. Ide engineered accretive acquisitions of four companies for Modavox, formulated the integration processes, and enhanced the technology foundation.  Over the past five years, Mr. Ide served as Chairman and CEO of Modavox, Inc., which merged with Augme Technologies, Inc., in July 2009.  In July 2009, he was appointed to the Board of Directors of Augme Technologies and resigned in August 2010, but remains a consultant for that company.  He has a B.A. from the University of Arizona in History & Political Science with an emphasis in Public Policy & Administration (The Eller College of Management) and is working to earn his CPA license.  Mr. Ide is the named inventor on USPTO 7,653,544 “Method and apparatus for website navigation” and worked extensively on 7,269,636 “Method and a system for adding function to a web page.”

Mark Ogram:  Mr. Ogram received his BS and MS in Systems Engineering at the University of Arizona in Tucson.  He spent two years as a test engineer with Hughes Aircraft.  Following his Hughes tenure, Mr. Ogram attended Pepperdine University in Malibu, CA where he received his Law Degree (JD) in 1979.  The following three years he was a Patent Attorney with Texas Instrument Corp in Dallas, TX and returned to private practice in Tucson in 1982.  In the early ‘90’s Mr. Ogram developed and patented one of the basic concepts for third party payment systems (credit card purchasing) for purchasing over the Internet.  In the mid‐‘90’s, Mr. Ogram, together with Wayne Rod, an officer of the Registrant, formed a collaboration aimed at defending and litigating the Ogram Internet Patents.  In 1996, the two formed a company called NetMoneyIn, Inc., which they continue to operate.  Over a ten year period, the company successfully litigated the Ogram patents against major banks in the US, numerous credit card processing companies, and other businesses conducting business over the Internet.  In 2008, Mr. Ogram identified the ability to “harvest” atmospheric electricity, and filed four patent applications on the basic concepts.  Messrs. Ogram and Rod formed SEFElectric, Inc. to commercialize the invention.

Appointment of Officers

Effective November 10, 2010, the following persons were appointed as our officers, with the respective titles as set forth opposite their name, below:

Name	Position

Wayne Rod	President, Principal Accounting Officer, Treasurer and Corporate Secretary

Mark Ogram	Chief Technology Officer

Wayne Rod:  In 1996, Mr. Rod, in concert with Mark Ogram, formed NetMoneyIn, Inc., a technology licensing company that they continue to operate.  Mr. Rod is also a principal of BabelSecure LLC, a company that developed and controls the "ATM easy" encryption solution. Prior to his more recent endeavors, Mr. Rod was a captain and lawyer in the United States Army.  After retiring from the military, Mr. Rod practiced law in the private sector before founding NetMoneyIN, Inc., with Mr. Ogram.  Additionally, Mr. Rod is a published author of two legal advice books.

Resignation of Director

Effective November 10, 2010, Helen C. Cary resigned from the Board of Directors of the Registrant.  There were no disagreements between Ms. Cary and the Registrant.

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

8-K Filed Date	Item Number

August 26, 2010	Amendment to Form 8-K originally filed on July 19, 2010

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

SEFE, Inc.
(Registrant)

Signature	Title	Date

/s/ Wayne Rod	President	November 15, 2010
Wayne Rod

/s/ Wayne Rod	Principal Accounting Officer	November 15, 2010
Wayne Rod	Chief Financial Officer