Form 10-K
period 2010-12-31
SEFE, INC.
filed 2011-03-30
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to _______

Commission File Number: 000-51842

SEFE, INC.
(Name of small business issuer in its charter)

Nevada	20-1763307
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1900 W. University Drive Suite 231 Tempe, Arizona	85281
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 294-6407

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

________
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]   No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $12,500.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2010 was 60,000,000.

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

SEFE, INC.
FORM 10-K
For the year ended December 31, 2010

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Business Development and Summary

We were originally incorporated in the State of Nevada on September 24, 2004 under the name Midnight Candle Company.

On July 16, 2010, we entered into and closed an Intellectual Property Assignment Agreement by and between SEFE, Inc., a Delaware corporation (“SEFE Delaware”), Midnight Candle Company and Ms. Helen C. Cary, the majority shareholder of Midnight Candle Company’s issued and outstanding common stock.  In accordance with the Assignment, we acquired all of SEFE Delaware’s right, title and interest in and to various information, inventions, discoveries, writings, expressions, ideas, know-how, concepts, techniques, innovations, systems, processes, procedures, methods, prototypes, designs, and technical data involving or relating to certain atmospheric static electricity collectors, generators, and converters as generally described in four U.S. Patent Applications (“Patents”).  In exchange for the assignment of the Patents, we agreed to the following:

1.	The assumption of liabilities of SEFE Delaware, in the aggregate of $250,000;

2.	The issuance of 30,000,000 shares of the unregistered common stock of Midnight Candle Company; and

3.	The cancellation by Ms. Cary of 144,900,000 shares of Midnight Candle Company’s common stock owned by her.

On July 16, 2010, in connection with the Assignment, we issued 30,000,000 shares of our common stock to SEFE Delaware in exchange for the assignment of four patent applications.  No other consideration was used by SEFE Delaware.  Accordingly, SEFE Delaware became the majority shareholder of Midnight Candle Company, owning 72.1% of its outstanding common stock.  Control was assumed from Ms. Cary, who is no longer a principal shareholder of Midnight Candle Company.  There is no arrangement between members of the former and current control group regarding election of directors or any other matters.

On July 20, 2010, we amended our articles of incorporation in the State of Nevada to change our name from Midnight Candle Company to SEFE, Inc.

Our administrative office is located at 1900 W. University Drive, Suite 231, Tempe, Arizona 85281, telephone (480) 294-6407.

Our fiscal year end is December 31.

Business of Issuer

Principal Products and Principal Markets

SEFE was founded to develop and bring to market a renewable source of energy that naturally occurs in the atmosphere.  The goal of our company is to use our proprietary methodologies and inventions to capture and convert this naturally occurring atmospheric static electric energy to usable energy.  SEFE’s energy production methodologies and technologies are un-intrusive to existing communities, are easily adoptable, provide high output and leave a small carbon footprint.  The SEFE system is designed to operate by capturing static electricity from the atmosphere and making it usable for utility companies; mining, construction, or other site-specific industrial concerns; relief organizations; among others.  This is a renewable source, but also one that is non-polluting, efficient, and economical.

The SEFE system generally operates in the following manner:

•	An electrical lead held aloft by a suspension mechanism
•	Static electricity is absorbed by the lead
•	The direct current of electricity is converted to an alternating current using our proprietary methods
•	The collected electricity is sent to an isolated platform
•	The platform sends the current to a converter to do either one of the following:
•	Translate the direct current into an alternating current in usable form and
•	Convert the electricity back into direct current and stores it in batteries for later use
•	Electricity is communicated to existing residential and commercial locations (using the existing power distribution infrastructure from the utility companies)

SEFE’s patented and patent-pending technology allows for the capture of existing static electricity from the atmosphere, the transformation of that static electricity into usable power, and the mechanisms to either direct this power directly into existing grids or generators, or to store the energy for later use.  There is considerably low implementation cost relative to the amount of power that can be created by utilization of our devices, technology, and network operations center. Additionally, the use of our technology leaves almost no carbon footprint.

Our potential customer base is currently comprised of existing utility companies and cooperatives (co-ops) thereof.  There are currently 900 co-ops in the US market which collectively control over 50% of the grid and service much of the market in the US.  We have an established relationship with one of these co-ops which will allow us an entry into the co-op market and provide a strong strategic position with regard to nationwide alliance.  Our initial potential client base also includes participants in the mining industry.  There are myriad mining concerns of various sizes across the country, and a large portion of their costs (often up to 70% depending on the location of individual mines) is related to transportation of the fuel required to operate the mines.  We have been developing relationships with multiple participants in this space that we anticipate will provide us into an entrance into this market as well.  Our strategy with these two large client platforms is to “rent” our units to potential clients and sell the electricity that our units produce.  This will provide us with recurring and ongoing revenue streams as each unit can be re-deployed to a new client as needed.  These strategies, we believe, will eventually provide a springboard for expansion into foreign markets.

Distribution Methods of the Products and Services

We plan on generating revenue by selling the electricity produced by our Harmony III commercial grade units.  Milestones to be met on the way to this goal include:

1.	Completing the data collection to determine how much electricity can be generated and stored by each unit over a period of time based on location, altitude, weather, and other factors;

2.	Fabrication of our initial commercial grade unit;

3.	Securing contracts with mining organizations and/or utility companies

4.	Implementation of the communications, monitoring methodologies, and security for each unit through our Network Operations Center

We currently have no marketable units and therefore have not begun to distribute any products.

Industry Background and Competition

There exists in our global community a huge need for affordable energy.  Events of the past several years have illustrated an urgency for the United States to break free of its independence on foreign oil sources and traditional fossil fuels and have created an environment that is open to other, cheaper sources of power.  SEFE’s technology provides for direct supplemental electricity supplies to the existing power grids at a fraction of the cost co-operatives and utility companies – and, by extension consumers – are currently paying.  We do not seek to replace or rebuild the current electricity infrastructure.  However, we see an attractive opportunity to use our technology to take pressure off power plants and provide a cheap enhancement to supplies of electricity.  We also see a large opportunity to have a tangible effect on the structure of disaster relief in our nation and others.  Natural disasters of the past several years (Haiti, Hurricane Katrina, earthquakes in South America and Asia, etc.) have illustrated a need for impromptu medical centers as well as temporary housing for displaced victims.  We aim to provide an affordable method to support these efforts by providing cheap electricity to power these communities as the needs arise.

When compared with fossil fuel, SEFE systems are non-polluting and produce no carbon dioxide emissions in their energy production.  Recent estimates placed the amount of carbon dioxide produced by fossil fuels each year at nearly 22 gigatons.  Based on projections, this amount could be significantly reduced with the implementation of the SEFE network.

SEFE systems are additionally more economical when compared with other alternative energy solutions.  Our systems will supplement existing alternative energy solutions, turning them from competitors into partners.  There are currently large national initiatives aimed at increasing our reliance on various forms of alternative energy over fossil fuels.  One initiative calls for the implementation of a wind based alternative energy infrastructure to be rolled out within the United States.  A cost analysis of other sources of alternative energy has taught us that the capital and energy required to produce solar and wind power make it very difficult for those methods to be efficient in the current market.  We have already conducted field tests to prove the existence of static electricity in the atmosphere and that it can generate sufficient power to meet energy needs when harnessed correctly.  The cost-effectiveness of SEFE-generated electricity is based on the fact that our units require very little overhead cost compared to the amount of power that we anticipate they will produce.

Significantly, all of our competitors have longer operating histories, as well greater financial, management, sales, marketing and other resources than we do.  Competitors include all local, regional and national electric companies.  We are a small company with limited capital resources, no saleable products and negative cash flows.  As such, we currently compete unfavorably in the general marketplace.  Unless we find a way to increase our revenue generating ability, we will not be able to continue as a going concern.

Intellectual Property

SEFE currently has a patent issued by the US Patent and Trademark Offic and we are currently prosecuting nineteen pending United States Patent Applications.  These applications have been researched, written, and filed to protect the Company’s core intellectual property. Upon issuance, our patents will continue to provide barriers to entry and fortify our foundational business construct. In addition, SEFE will continue its forward-looking strategy resulting in additional patent filings and applications with the U.S.P.T.O. with the goal of protecting our inventions through the development of our business model.  Our U.S.P.T.O strategies provide what we hope will be a level of risk mitigation and a protection of value for our shareholders now and in the future. We feel our ownership of the space related to SEFE products and services are vital to the growth of our company and enhanced value to our shareholders.

Effect of Existing or Probable Governmental Regulations

Government regulations require that utility companies produce a certain amount of power through sources not owned by ourselves.  They also require that certain levels of renewable energy are utilized each year.

In addition, with the EU and other European countries firmly positioned to mandate carbon credits, SEFE, Inc. could fill a large void in those markets where value is associated with clean energy resources over, and therefore a higher price paid, over traditional or direct reductions from fossil fuel or non-green energy consortiums.

Number of total employees and number of full time employees

SEFE is currently in the development stage.  During the development stage, we plan to rely exclusively on the services of our officers, support staff, independent contractors, and our directors to set up our initial business operations.  Our two officers are involved in our business on a full-time basis  and are prepared to dedicate additional time, as needed to execute our business strategies.  At this time, there are is one additional full-time employee and two part-time independent contractors. This support staff comprises the majority of our executive services and financial systems in conjunction with our executive management and Audit Committee Chairwoman. We expect to hire  additional employees over the next 12 months as we build out our Science and Technology Center outside of Denver, CO. and enhance our team through the full-time engagement of professionals and scientists in our field. .

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

3.
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

ITEM 1A - RISK FACTORS

Our technology is still unproven and we may be unable to commercially develop the Harmony Units.  Investors may lose their entire investment if we are unable to continue as a going concern.

The company is in the process of commercially developing our Harmony Units.  Our technology is new and commercially untested and there can be no assurance that the Company can develop commercially salable products.  We have no demonstrable operations record, on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams and lack of brand recognition.  SEFE cannot guarantee that we will be successful in executing our proposed alternative energy business.  If we fail to implement and create a base of operations for our proposed business, we may be forced to cease operations, in which case investors may lose their entire investment.

We may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources.  To date, we have not generated positive cash inflows from our operations.  Unless we begin to generate sufficient revenues from our proposed business objective of producing and selling atmospheric electricity to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

The Company may not be able to retain the key personnel it needs to succeed and new, qualified personnel may be extremely difficult to attract.

The Company believes that its continued success will depend to a significant extent upon the efforts and abilities of its executive officers and certain key employees.  The Company has employment agreements with its executive officers, however, failure of the Company to retain the services of its executive officers, or to attract and retain additional qualified personnel, could adversely affect the Company’s business, financial condition and results of operations.  The Company does not carry key-man life insurance on any of its executive officers, although it intends to apply for key-man life insurance upon Mr. Ogram’s life in the amount of $5,000,000.

There is no assurance that the pending patents within our portfolio will be allowed by the USPTO and, if they are, that others will not develop functionally similar products outside the patents.

There can be no assurance that SEFE will obtain allowance on any of the pending patents in our portfolio or, if obtained, that others will not develop functionally similar products that do not infringe on the patents.

Because of competitive pressures from competitors with more resources, SEFE may fail to implement its business model profitably.

SEFE operates in a highly competitive market segment.  Our competitors include larger and more established companies on the local, regional, and national levels.  Generally, our actual and potential competitors have longer operating histories, significantly greater financial and marketing resources, as well as greater name recognition. Therefore, many of these competitors may be able to devote greater resources than SEFE to sales and marketing efforts, expanding their operations and hiring and retaining key employees.  There can be no assurance that our current or potential competitors will not develop or offer comparable or superior products to those expected to be offered by us. Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

We cannot assure you of market acceptance of our technology.

We believe that public pressure and government initiatives are important factors in creating a market for affordable and clean electricity in which we would offer our Harmony units.  However, there can be no assurance that there will be sufficient public pressure or that further legislation or other governmental initiatives will be enacted, or that current legislation will not be repealed, amended, or have its implementation delayed.  In addition, we are subject to the risk that even if as the alternative electricity market develops, a different form of zero-carbon-footprint electric generator will dominate the market.  Another solution could achieve greater market acceptance than atmospheric electricity generation.  The failure of a significant market for atmospheric electricity generation and translation developing would have a material adverse effect on our ability to commercialize this aspect of our technology.

We may not be able to protect our patents and intellectual property and we could incur substantial costs defending against claims that our products infringe on the proprietary or other rights of third parties.

We expect to rely on patents and other policies and procedures related to confidentiality to protect our intellectual property.  However, some of our intellectual property may not be covered by any patent or patent application.  Moreover, we do not know whether any of our pending patent applications or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology and processes.  Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged, invalidated or competitors may develop functionally similar products to ours that are not covered by our patents.  We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights.  While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so.  Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly and failure to do so may diminish our ability to compete effectively and may harm our operating results.  We may need to pursue lawsuits or legal action in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others.  If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine the priority of rights to the trademark.  Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours.  We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology.  Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming, and we could use a substantial amount of our financial resources in either case.

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

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements may be substantial.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We use office space at 1900 W. University Drive, Suite 231, Tempe, Arizona 85281.  One of our directors ise providing the office space at no charge to us.  We believe that this arrangement is suitable given that our current administrative needs are minimal and are being met by this arrangement.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  We are currently  initiating a program  for the renovation, improvement, and development of facilities outside of Denver, CO which will house our research facilities. We plan to develop our Science and Technology Center within the next 12 months.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of SEFE has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of SEFE has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of SEFE has been convicted of violating a federal or state securities or commodities law.

SEFE is not a party to any pending legal proceedings.

No director, officer, significant employee or consultant of SEFE has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Our common equity is currently listed on the OTC Bulletin Board under the symbol "SEFE.OB"  As of December 31, 2010, no public market in our common stock had developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

Holders

As of December 31, 2010, we had 60,000,000 shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.  Our transfer agent is: Island Stock Transfer, Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701, and phone: (727) 289-0010, fax: (727) 289-0069.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

In November 2004, we issued 150,000,000 shares of our Common Stock as founders' shares to Helen C. Cary, our founder and a former officer and director, at par ($0.001 per share) for cash of $5,000.

On June 25, 2010, we entered into three Bridge Loan Agreements, with Lynn Cole Capital Corporation, Serio Capital, Ltd. (a related party entity), and Mark J. Choury (collectively, the “Holders”), for $145,000, $120,000.00, and $25,000.00, respectively, for an aggregate amount of $290,000.  The Notes are due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets us a minimum of $2,000,000 (“Maturity”).  The Notes bear an interest rate of 10% per annum, payable on Maturity.  In connection with the Notes, and for no additional consideration, we issued to the Holders an aggregate of 1,000,000 shares of common stock.

As a result of the Intellectual Property Assignment Agreement entered into on July 13, 2010, we issued an aggregate of 30,000,000 shares of common stock to SEFE Delaware.

On November 29, 2010, we issued a total of 17,000,000 restricted shares of common stock to David Ide and Shannon Swanson, both of whom serve on our board of directors.

We believe that the transactions delineated above are exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

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

Regulation D Private Placement

In June 2005, we completed an offering of our common stock to a group of private investors.  We issued 6,900,000 shares of $0.001 par value common stock for cash at $0.10 per share.  The offering (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers, and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Midnight Candle Company, including an audited balance sheet and reviewed statements of income, changes in stockholders’ equity and cash flows.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

Cancellation of Shares

On July 16, 2010, in accordance with the Intellectual Property Assignment Agreement, Ms. Helen Cary cancelled 144,900,000 of the 150,000,000 shares of our common stock owned by her.  Subsequent to the cancellation, Ms. Cary continues to hold 5,100,000 shares of our common stock.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: our ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Our results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

We were originally incorporated in the State of Nevada on September 24, 2004 as “Midnight Candle Company.”  Our prior stated business objective was to distribute candles and candle-related products.  Through the date of this quarterly report, we only generated minimal revenues from that line of business.

On July 16, 2010, we entered into an Intellectual Property Assignment Agreement by and between SEFE, Inc., a Delaware corporation, Ms. Helen C. Cary, the majority shareholder of our issued and outstanding common stock, and Midnight Candle Company.  In accordance with the Assignment, we acquired all of SEFE’s right, title and interest in and to various information, inventions, discoveries, writings, expressions, ideas, know-how, concepts, techniques, innovations, systems, processes, procedures, methods, prototypes, designs, and technical data involving or relating to certain atmospheric static electricity collectors, generators, and converters, as generally described in four U.S. Patent Applications. In exchange for the assignment of the Patents, we agreed to the following:

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

SEFE was founded to develop and bring to market a renewable source of energy that naturally occurs in the atmosphere.  The zero carbon footprint of static electric energy can be captured and converted to usable electricity with the proprietary methodology developed by our company.  SEFE’s energy production methodologies and technologies are un-intrusive to existing communities, easily adoptable, aim to have high output and leave a low carbon footprint.  The SEFE system operates by capturing static electricity from the atmosphere and making it usable for utility companies.  This is a renewable source, but also one that is non-polluting and economical.

Results of Operations

During the year ended December 31, 2010, we discontinued our prior candle business and have dedicated our focus on developing our proprietary technology that harvests static electricity in the earth’s atmosphere.  We have not generated revenues from this new line of business.  Our operations remain in the development stage and we are unable to predict when, if ever, we will begin to generate revenues.  Due to a change in business, year to year comparisons are not significant and are not a reliable indicator of future prospects.  Resultantly, no comparisons are presented in this report.

In the course of our operations, we incur operating expenses composed largely of general and administrative costs and professional fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  Accounting fees include: auditing by our independent registered public accountants, bookkeeping, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services.  Professional fees include: transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; and Edgarization fees for the submission of reports and information statements with the U.S. Securities and Exchange Commission.  We have also incurred costs that are the result of the development and testing of our proprietary technologies which aim to harvest atmospheric electricity.

During the year ended December 31, 2010, we incurred operating expenses in the amount of $513,331, composed primarily of impairment expense in the amount of $213,976.  Via the July 2010 Intellectual Property Assignment Agreement, we acquired four U.S. patent applications valued at $213,976.  However, estimating potential revenues and cash flows that may be generated as a result of monetizing the subject technologies is difficult.  As a result, during the year ended December 31, 2010, we determined it necessary to impair the value of the patents in full.  Since our inception, we have impaired a total of $213,976 of intellectual property and $438 in previously existing inventory.

Other operating expenditures include $6,325 in depreciation expense related to furniture, fixtures and equipment acquired from SEFE (Delaware); $1,369 in amortization expense attributable to certain intangible assets acquired from SEFE (Delaware); advertising and marketing expense of $7,578; $96,212 in professional fees consisting of legal, accounting and consulting fees; $61,477 in general and administrative expenses; $126,395 in compensation paid to officers and directors in the form of $17,000 in common stock issued for services in lieu of cash and $109,395 in salaries paid in cash.

Since our inception on September 24, 2004 through December 31, 2010, aggregate operating expenditures were $567,767.  Our operating expenses are tied directly to our ongoing operations and growth.  As a result, we anticipate expenditures increasing through the foreseeable future and may vary dramatically from period to period.

During the year ended December 31, 2010, we recorded interest expense of $25,082, related to debt financing we have obtained to fund our expected operational strategies.  Since inception to December 31, 2010, we incurred $25,082 in interest expense.

We have experienced net losses in all periods since our inception.  Our net losses for the year ended December 31, 2010 were $538,413.  Our net loss since the date of our inception through December 31, 2010 was $592,753.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

As of December 31, 2010, we had no cash on hand and a bank overdraft of $6,324.  Our management believes that as of December 31, 2010, we did not have enough cash to maintain our operations for at least the next 12 months.  We are actively raising additional capital by conducting additional issuances of our equity and debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

On August 12, 2009, we have reached an agreement with the holder of the $15,000 in notes payable, Ms. Helen Cary, an officer and director for all balances to be due on demand and bear no interest.  Ms. Cary received no beneficial terms in this transaction.  Rather, we were the recipient of terms highly beneficial to us, as Ms. Cary did not and has not yet demanded any of the notes be repaid, nor is there any interest being charged or accrued on any of the notes.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $30,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  As of the date of this report, we have not drawn any funds on this line of credit and we anticipate within the next 12 months to cancel this arrangement and close the line of credit

On June 25, 2010, we entered into three Bridge Loan Agreements, whereby we borrowed an aggregate of $290,000.  The loans are due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets us a minimum of $2,000,000.  The loans bear an interest rate of 10% per annum, payable on maturity.

Pursuant to the July 16, 2010 Intellectual Property Assignment Agreement, we assumed liabilities totaling $250,000 in the form of convertible notes payable, due equitably to two holders, one of which is a related party entity.  The notes are due and payable in full on May 5, 2011.  The notes bear an interest rate of 5% per annum.  The notes are convertible by the holders into shares of our common stock at a rate of $0.50 per share.

On November 2, 2010, we entered into a Bridge Loan Agreement, whereby we borrowed $50,000 from a related party entity.  The loan is due and payable in full on the earlier of November 2, 2011 or at the closing of a private placement offering that nets us a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.

Our management  expects to incur  up to, but not in excess of, $300,000 in research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Plan of Operation

SEFE has recognized an alternative source of energy that naturally occurs in the atmosphere.  This energy can be captured and converted to usable electricity with a proprietary methodology developed or otherwise owned by SEFE.  The SEFE system operates by capturing static electricity from the atmosphere and making it usable for utility companies.  This is a renewable source, but also one that is non-polluting and economical.  The SEFE system is designed to operate in the following manner:

•	An electrical lead held aloft by a suspension mechanism
•	Static electricity is absorbed by the lead
•	The direct current of electricity is converted to an alternating current using our proprietary methods
•	The collected electricity is sent to an isolated platform
•	The platform sends the current to a converter to do either one of the following:
•	Translate the direct current into an alternating current in usable form and
•	Convert the electricity back into direct current and stores it in batteries for later use
•	Electricity is communicated to existing residential and commercial locations (using the existing power distribution infrastructure from the utility companies)

For additional information about our company and our business, you can visit our corporate website at www.sefelectric.com.  It currently contains access to our reporting information and we plan to continue providing access to our reporting information through this corporate website.

We are a small, development stage company attempting to establish ourselves in a relatively new, untapped niche in the energy industry.  We are actively engaged in building our infrastructure, upon which we will establish a base of operations.  We are currently working on solidifying partnerships with multiple accredited universities in the United States.  We anticipate that these relationships will provide us with the manpower to complete the design, testing, and implementation elements for our commercial grade units as well as to build our intellectual property portfolio.  We are also developing a grant-writing program to generate interest and support for our project on a national basis.  We anticipate securing equity financing in order to provide the funding for our continued operation and move us into the fabrication of our commercial units.

Ongoing data collection continues to measure the amount of atmospheric electricity available in various weather conditions, amounts of cloud cover, altitudes, and elevations above sea level.  We will capitalize on the information gleaned from our most recent and upcoming tests in order to move into fabrication of our commercial grade units.  We have strategically studied topography and weather conditions throughout the United States in order to determine the areas where we might harvest the maximum amount of electricity.  We have also conducted research into the relevant details of the largest mining concerns across the United States to determine how much electricity our units would be able to generate for those potential clients under their current conditions and, by extension, how much our units would be able to provide in savings to these potential customers.  In the event that we are unable to receive funding, it may be impossible for us to meet these stated milestones and continue on the path toward the generation of revenue.

We plan on generating revenue by selling the electricity produced by our Harmony III commercial grade units.  Milestones to be met on the way to this goal include:

1.
Completing the data collection to determine how much electricity can be generated and stored by each unit over a period of time.  This portion is ongoing and is anticipated to continue on an ongoing basis in order to scale the units to meet ever-growing demand for alternatively generated electricity.

2.	Fabrication of our initial commercial grade unit should begin upon securing funding and should be completed within the subsequent twelve months.

3.	Securing contracts with either mining organizations or utility companies is ongoing and should be completed in approximately six months once the fabrication of the unit is completed.

4.
Implementation of the communications, monitoring methodologies, and security for each unit through our Network Operations Center is currently ongoing and should be completed in nine to twelve months from securing funding.

Anticipated costs of all of the aforementioned efforts are estimated to total about $3,000,000 over the next twelve months.  In order to fund our proposed plan of operation, we are currently contemplating conducting an offering of our common stock to raise a minimum of approximately $3,000,000 up to a maximum of $8,000,000 to finance our plan of operations.  These funds are expected to be raised through equity financing, which will result in further dilution in the equity ownership of the shares currently issued and outstanding.  We are significantly dependent upon obtaining at least the minimum proceeds of this proposed offering in order to pursue the plan of operations set forth herein.  We cannot provide investors with any assurance that we will be able to raise any funds and we have no commitments to raise the additional funding.  In the event we are unable to locate at least the minimum offering amount contemplated, we may be unable to fully execute our business.

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

Intangible assets
Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company commenced amortization during the fourth quarter of the quarter ended September 30, 2010, once the economic benefits of the assets began to be consumed.  Amortization expense for the years ended December 31, 2010 and 2009 totaled $1,369 and $0, respectively.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  On July 16, 2010, the Company obtained certain intangible assets through an Intellectual Property Assignment Agreement.  Management of the Company reviewed the intangible assets and has decided to write down the value of the assets.  As a result of this assessment, the Company recorded impairment expense of $213,976 as December 31, 2010.

Revenue recognition
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

Sales related to long-term contracts for services (such as engineering, product development and testing) extending over several years are accounted for under the percentage-of-completion method of accounting.  Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method based budgeted milestones or tasks as designated per each contract. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

For all other sales of product or services the Company recognizes revenues based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the product or service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer.

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2010 and 2009, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEFE, Inc.
(A Development Stage Company)

Balance Sheets
as of
December 31, 2010 and 2009

and

Statements of Operations,
Stockholders’ (Deficit), and
Cash Flows
For the years ended
December 31, 2010 and 2009
and for the period from September 24, 2004 (Inception)
to
December 31, 2010

WEAVER & MARTIN

To the Board of Directors and Stockholders
SEFE, Inc.
Tempe, Arizona

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of SEFE, Inc. (formerly Midnight Candle Company) as of December 31, 2010 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended.  SEFE, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEFE, Inc. as of December 31, 2010 and the results of its operations, stockholders’ equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC
Kansas City, Missouri
March 30, 2011

Certified Public Accountants & Consultants
411 Valentine, Suite 300
Kansas City, Missouri 64111
Phone: (816) 756-5525
Fax: (816) 756-2252

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

Marlton, NJ
April 15, 2010

SEFE, INC.
(formerly Midnight Candle Company)
(A Development Stage Company)
Balance Sheets

	December 31,
	2010	2009
Assets

Current assets:
Cash	$-	$11
Prepaid expenses and deposits	100,000	-
Total current assets	100,000	11

Fixed assets, net of accumulated depreciation of $6,325 and $0
As of December 31, 2010 and 2009, respectively	103,351	-

Other assets, net of accumulated amortization of $1,369 and $0
As of December 31, 2010 and 2009, respectively	9,456	-

Total assets	$212,807	$11

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$61,258	$125
Bank overdraft	6,324
Accrued interest	24,044
Notes payable	310,000	10,726
Notes payable – related party	295,000	15,000
Payroll liabilities	31,604
Total Current Liabilities	728,230	25,851

Total liabilities	728,230	25,851

Stockholders’ deficit:
Common stock, $0.001 par value, 200,000,000 shares
authorized, 60,000,000 and 156,900,000 shares issued and
outstanding as of December 31, 2010 and 2009, respectively	60,000	156,900
Additional paid-in capital	162,330	(128,400)
Deficit accumulated during development stage	(737,753)	(54,340)
Total stockholders’ deficit	(515,423)	(25,840)

Total liabilities and stockholders’ deficit	$212,807	$11

The accompanying notes are an integral part of these financial statements.

SEFE, INC.
(formerly Midnight Candle Company)
(A Development Stage Company)
Statements of Operations

	For the years ended		September 24, 2004
	December 31,		(Inception) to
	2010	2009	December 31, 2010

Revenue
Sales, net of allowance of $107	$-	$-	$464

Cost of sales	-	-	273
Freight in	-	-	95

Gross profit	-	-	96

Expenses:
Advertising and marketing	7,578	-	7,578
Depreciation and amortization	7,693	-	7,693
Executive compensation	126,395	-	126,395
General and administrative expenses	61,477	1,646	78,305
Professional fees	96,212	4,946	133,382
Impairment expense	213,976	438	214,414
Total expenses	513,331	7,030	567,767

Loss before other expenses	(513,331)	(7,030)	(567,671)

Other expense:
Interest expense	25,082	-	25,082
Total other expense	(25,082)	-	(25,082)

Loss before provision for income taxes	(538,413)	(7,030)	(592,753)

Provision for income taxes	-	-	-

Net loss	$(538,413)	$(7,030)	$(592,753)

Weighted average number of common shares
outstanding – basic and fully diluted	105,757,260	156,900,000

Net loss per - basic and fully diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

SEFE, INC.
(formerly Midnight Candle Company)
(A Development Stage Company)
Statements of Stockholders’ Deficit

				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total

Balance, September 24, 2004	-	$-	$-	$-	$-

Issuances of shares for cash	150,000,000	150,000	(145,000)	-	5,000

Net loss for the period September 24, 2004
(inception) through December 31, 2004	-	-	-	(5,113)	(5,113)

Balance, December 31, 2004	150,000,000	150,000	(145,000)	(5,113)	(113)

Issuances of shares for cash	6,900,000	6,900	16,100	-	23,000

Forgiveness of note payable by officer	-	-	500	-	500

Net loss for the year ended December 31, 2005	-	-	-	(10,081)	(10,081)

Balance, December 31, 2005	156,900,000	156,900	(128,400)	(15,194)	13,306

Net loss for the year ended December 31, 2006	-	-	-	(14,617)	(14,617)

Balance, December 31, 2006	156,900,000	156,900	(128,400)	(29,811)	(1,311)

Net loss for the year ended December 31, 2007	-	-	-	(6,879)	(6,879)

Balance, December 31, 2007	156,900,000	156,900	(128,400)	(36,690)	(8,190)

Net loss for the year ended December 31, 2008	-	-	-	(10,620)	(10,620)

Balance, December 31, 2008	156,900,000	156,900	(128,400)	(47,310)	(18,810)

Net loss for the year ended December 31, 2009	-	-	-	(7,030)	(7,030)

Balance, December 31, 2009	156,900,000	156,900	(128,400)	(54,340)	(25,840)

January 7, 2010 Donated Capital	-	-	300	-	300

April 30, 2010 Reclassification	-	-	145,000	(145,000)	-

May 25, 2010 Donated Capital	-	-	260	-	260

June 25, 2010 Issued for note payable	1,000,000	1,000	-	-	1,000

July 16, 2010 Cancellation of stock	(144,900,000)	(144,900)	144,900	-	-

July 16, 2010 Issue for assets	30,000,000	30,000	-	-	30,000

November 29, 2010 Issue for services	17,000,000	17,000	-	-	17,000

December 31, 2010 Forgiveness of debt	-	-	270	-	270

Net loss for the year ended December 31, 2010	-	-	-	(538,413)	(538,413)

Balance, December 31, 2010	60,000,000	$60,000	$162,355	$(737,753)	$(515,423)

The accompanying notes are an integral part of these financial statements.

SEFE, INC.
(formerly Midnight Candle Company)
(A Development Stage Company)
Statements of Cash Flows

	For the years ended		September 24, 2004
	December 31,		(Inception) to
	2010	2009	December 31, 2010

Cash flows from operating activities
Net (loss)	$(538,413)	$(7,030)	$(592,413)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Shares issued for services – related party	17,000	-	17,000
Bad debt expense	-	122	-
Depreciation and amortization	7,693	-	7,693
Impairment expense	213,976	-	213,976
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and deposits	(100,000)	-	(100,000)
Decrease in inventory	-	438	-
Increase (decrease) in accounts payable	61,133	(985)	61,258
Increase in accrued interest	24,044	-	24,044
Increase in payroll liabilities	31,604	-	31,604
Net cash (used in) operating activities	(282,963)	(7,455)	(337,178)

Cash flows from investing activities
Acquisitions of fixed assets	(54,476)	-	(54,476)
Net cash (used in) financing activities	(54,476)	-	(54,476)

Cash flows from financing activities
Bank overdraft	6,324	-	6,324
Donated capital	830	-	830
Issuance of common stock	1,000	-	29,500
Proceeds from note payable	179,544	7,194	190,270
Proceeds from note payable – related party	170,000	-	185,000
Payments to from note payable	(20,270)	-	(20,270)
Net cash provided by financing activities	337,428	7,194	391,654

Net (decrease) in cash	(11)	(261)	-

Cash at beginning of year	11	272	-

Cash at end of year	$-	$11	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services – related party	$17,000	$-	$17,000
Number of shares issued for services – related party	17,000,000	-	17,000,000
Shares issued for assets and debt	$30,000	$-	$30,000
Number of shares issued for assets and debt	30,000,000	-	30,000,000
Acquisition of notes payable for assignment agreement	$250,000	$-	$250,000
Warrants issued for services	$-	$-	$-
Number of warrants issued for services	125,000	-	125,000

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(formerly Midnight Candle Company)
(a Development Stage Company)
Notes to Financial Statements

Note 1 – History and organization of the company

The Company was originally organized on September 24, 2004 (Date of Inception) under the laws of the State of Nevada, as Midnight Candle Company.  On July 20, the Company amended its articles of incorporation to change its name from Midnight Candle Company to SEFE, Inc.  The Company is authorized to issue up to 200,000,000 shares of its common stock with a par value of $0.001 per share.

On July 16, 2010, the Company entered into and closed an Intellectual Property Assignment Agreement by and between SEFE, Inc., a Delaware corporation, the Company and Ms. Helen C. Cary, the majority shareholder of the Company’s issued and outstanding common stock.  As a result of the Assignment, the business of the Company is to commercialize the ability to harvest atmospheric electricity.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 2 – Accounting policies and procedures

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

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2010 and 2009.

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

Inventory
Inventories, consisting of products available for sale, are accounted for using the FIFO method, and are valued at the lower of cost or market value.  This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.  Based on this evaluation, we adjust the carrying amount of our inventories to lower of cost or market value.

SEFE, Inc.
(formerly Midnight Candle Company)
(a Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Intangible assets
Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company commenced amortization during the fourth quarter of the quarter ended September 30, 2010, once the economic benefits of the assets began to be consumed.  Amortization expense for the years ended December 31, 2010 and 2009 totaled $1,369 and $0, respectively.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  On July 16, 2010, the Company obtained certain intangible assets through an Intellectual Property Assignment Agreement.  Management of the Company reviewed the intangible assets and has decided to write down the value of the assets.  As a result of this assessment, the Company recorded impairment expense of $213,976 as December 31, 2010.

Property and equipment
Property and equipment is recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Furniture and fixtures   5 years
Equipment                      5 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2010.  Depreciation expense for the years ended December 31, 2010 and 2009 totaled $6,325 and $0, respectively.

SEFE, Inc.
(formerly Midnight Candle Company)
(a Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Revenue recognition
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

Sales related to long-term contracts for services (such as engineering, product development and testing) extending over several years are accounted for under the percentage-of-completion method of accounting.  Sales and earnings under these contracts are recorded based on the ratio of actual costs incurred to total estimated costs expected to be incurred related to the contract under the cost-to-cost method based budgeted milestones or tasks as designated per each contract. Anticipated losses on contracts are recognized in full in the period in which losses become probable and estimable.

For all other sales of product or services the Company recognizes revenues based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the product or service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer.

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2010 and 2009, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See note 12 for further details.

Advertising and marketing costs
The Company expenses all costs of advertising as incurred.  As of December 31, 2010 and 2009, there was $7,578 and $0 in advertising and marketing costs, respectively.

Loss per Common Share
Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the twelve months ended December 31, 2010 and 2009, the assumed conversion of convertible preferred shares and the exercise of stock warrants have not existed and thus are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

SEFE, Inc.
(formerly Midnight Candle Company)
(a Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Income Taxes
The Company follows FASB Codification Topic 740-10-25 (ASC 740-10-25) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Stock-Based Compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception

Recently Issued Accounting Pronouncements
The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the company’s financial statements.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of ($737,778) for the period from September 24, 2004 (inception) to December 31, 2010, and had minimal net sales of $464.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

SEFE, Inc.
(formerly Midnight Candle Company)
(a Development Stage Company)
Notes to Financial Statements

Note 4 – Prepaid expenses and deposits

As of December 31, 2010, the Company had prepaid expenses and deposits totaling $100,000, which represent a non-refundable deposit of advertising and marketing costs to a vendor for services to be rendered.  The deposit will be expensed when the Company either proceeds with, or terminates, the agreement.  See note 11 for further details.

Note 5 – Fixed assets

Fixed assets as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Furniture and fixtures	$903	$-
Equipment	61,119	-
Vehicles	47,652

Accumulated depreciation	(6,325)	-
	$103,351	$-

During the years ended December 31, 2010 and 2009, the Company recorded depreciation expense of $6,325 and $0, respectively.

Note 6 – Website costs

Website costs consist of the following at:

	December 31,
	2010	2009
Website costs	$10,825	$-

Accumulated amortization	(1,369)	-
	$9,456	$-

Amortization for the year ended December 31, 2010 and 2009 was $1,369 and $0, respectively.

Note 7 – Debt and interest expense

Through December 31, 2010, the Company borrowed a total of $15,000 from a former officer and director of the Company.  The notes bear no interest, is due on demand and contains no prepayment penalty.

Through December 31, 2010, a non-related entity loaned us an aggregate of $21,355.  The loans are due on demand and bear no interest.  As of December 31, 2010, the Company repaid $21,065 of the outstanding loans.  The remaining balance due was $270 and has been forgiven by the note holder and is not expected to be repaid.  As of December 31, 2010, the balance is $0.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note for a total of $30,000.  At the time of the transaction, the holder was not a related party; however, as of December 31, 2010, the holder is materially controlled by a director of the Company and is thus considered to be a related entity.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  Unpaid balance and interest accrued thereupon are due on December 31, 2011.  The Company has not borrowed against this note and the balance due as of December 31, 2010 is $0.

SEFE, Inc.
(formerly Midnight Candle Company)
(a Development Stage Company)
Notes to Financial Statements

Note 7 – Debt and interest expense (continued)

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $120,000 from a related party entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of December 31, 2010, the principle balance owed on this loan is $120,000.  Interest expense for the year ended December 31, 2010 in relation to this note is $6,214.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 450,000 shares of common stock.  See Note 5 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $145,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of December 31, 2010, the principle balance owed on this loan is $145,000.  Interest expense for the year ended December 31, 2010 in relation to this note is $7,508.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 500,000 shares of common stock.  See Note 5 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $25,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of December 31, 2010, the principle balance owed on this loan is $25,000.  Interest expense for the year ended December 31, 2010 in relation to this note is $1,295.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 50,000 shares of common stock.  See Note 5 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

Pursuant to the July 16, 2010 Intellectual Property Assignment Agreement, the Company assumed liabilities totaling $250,000 in the form of convertible notes payable, due equitably to two holders, one of which is a related party entity.  The notes are due and payable in full on May 5, 2011.  The notes bear an interest rate of 5% per annum.  As of December 31, 2010, the balance owed on this loan is $250,000.  Interest expense for the year ended December 31, 2010 in relation to these notes is $8,219.  The notes are convertible by the holders into shares of the Company’s common stock at a rate of $0.50 per share.

On November 2, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $50,000 from a related party entity.  The loan is due and payable in full on the earlier of November 2, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of December 31, 2010, the principle balance owed on this loan is $50,000.  Interest expense for the year ended December 31, 2010 in relation to this note is $808.

Note 8 – Stockholders’ equity

The Company was originally authorized to issue up to 100,000, 0000 shares of one class of common stock, par value $.001.  On October 15, 2008, the Company amended the Company’s Articles of Incorporation to increase the authorized capital stock of the Company from 100,000,000 shares with a par value of $0.001 per share to 200,000,000 shares of par value common stock

In November 2004, the Company issued 150,000,000 shares of stock to its founder and former officer and director for cash of $5,000.

In March 2005, the Company issued 6,900,000 shares of common stock for gross cash proceeds of $23,000. These shares were issued in accordance with a Private Placement Memorandum dated December 15, 2004.

In June 2005, a stockholder of the Company forgave a note payable to the Company for $500.

SEFE, Inc.
(formerly Midnight Candle Company)
(a Development Stage Company)
Notes to Financial Statements

Note 8 – Stockholders’ equity (continued)

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

On June 25, 2010, the Company issued an aggregate of 1,000,000 shares of its par value common stock to three note holders, one of which is a related party entity, in connection with the Bridge Loan Agreements discussed in Note 4 – Debt and Interest Expense, above.  The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act at a price per share of $0.001.

On July 16, 2010, the founding shareholder and an officer and director of the Company returned and cancelled an aggregate of 144,900,000 shares of common stock of the Company.

On July 16, 2010, the Company issued 30,000,000 shares of its common stock valued at $30,000 to SEFE, Inc., pursuant to the July 16, 2010 Intellectual Property Assignment Agreement.

On November 29, 2010, the Company issued an aggregate of 17,000,000 shares of common stock for services rendered by two officers and directors of the Company valued at $17,000.

On December 31, 2010, a note holder forgave the balance of a liability owed by the Company in the amount of $270.

As of December 31, 2010, there have been no other issuances of common stock.

Note 9 – Warrants

As of January 1, 2010, there were no warrants or options outstanding.

On August 3, 2010, the Company issued warrants to purchase shares of the Company’s par value common stock to one non-affiliated entity in conjunction with a legal services agreement.  The warrant holder was granted the right to purchase 125,000 shares of common stock of the Company at an exercise price of $1.00 per share, for an aggregate purchase price of $125,000.  The aggregate fair value of such options totaled $0 based on the Black Schoeles Merton pricing model using the following estimates:  3.3% risk free rate, 106% volatility and expected life of the options of 24 months.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2010 and 2009 and changes during the years ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2008	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2009	0	$0.00
Granted	125,000	$1.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2010	125,000	$1.00
Warrants exercisable at December 31, 2009	0	$0.00
Warrants exercisable at December 31, 2010	26,250	$1.00

SEFE, Inc.
(formerly Midnight Candle Company)
(a Development Stage Company)
Notes to Financial Statements

Note 9 – Warrants and options (continued)

The following tables summarize information about stock options outstanding and exercisable at December 31, 2010:

	STOCK OPTIONS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$1.00	125,000	0.94	$1.00
	125,000	0.94	$1.00

	STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.00	26,250	$1.00
	26,250	$1.00

As of December 31, 2010, there were 125,000 stock options outstanding to acquire shares of our common stock.

Note 10 – Impairment of assets

During the year ended December 31, 2009, management conducted a thorough review of all existing inventory expected to be relocated to the Company’s Arizona offices.  As a result, during the year ended December 31, 2009, a provision for inventory losses of $438 was charged against operations to write down inventory to its net realizable value.  This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products.  It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will materially different from the actual amounts or results.  These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  On July 16, 2010, the Company obtained certain intangible assets through an Intellectual Property Assignment Agreement.  Management of the Company reviewed the intangible assets and has decided to write down the value of the assets.  As a result of this assessment, the Company recorded impairment expense of $213,976 as December 31, 2010.

SEFE, Inc.
(formerly Midnight Candle Company)
(a Development Stage Company)
Notes to Financial Statements

Note 11 – Agreements

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

On August 3, 2010, the Company entered into a legal services agreement with a law firm for certain services to be provided over a period of three months.  The monthly retainer was $2,500 and did not take effect until approximately October 2010.  As of December 31, 2010, the Company paid a total of $5,000 in accordance with the agreement and currently owes a balance of $2,500.  As additional compensation, the Company issued options to purchase 125,000 shares of common stock of the Company, with an exercise price of $0.002.  As stated in Note 9, above, the aggregate fair value of such options totaled $25 based on the Black Scholes Merton pricing model using the following estimates:  3.3% risk free rate, 69% volatility and expected life of the options of 24 months.  No additional amounts are due and the agreement has expired as of December 31, 2010.

On August 4, 2010, the Company entered into a Media Services Agreement with a vendor for advertising and marketing services to be rendered in the amount of $500,000.  In accordance with the terms of the Agreement, the Company paid to the vendor a non-refundable deposit of $100,000.  The Agreement shall be in full force and effect until the services contracted for are provided by the vendor or the Company notifies the vendor of its inability or unwillingness to proceed.  In the event the Company does not terminate the agreement and the services are provided, the Company will be expected to pay an additional balance of $400,000 upon completion.  During the year ended December 31, 2010 and 2009, the Company recorded $0 and $0 of expenses related to this Agreement, respectively.

Note 12 – Related party transactions

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

Pursuant to the July 16, 2010 Intellectual Property Assignment Agreement, we assumed liabilities totaling $250,000 in the form of convertible notes payable, due equitably to two holders, one of which is a related party entity.  The notes are due and payable in full on May 5, 2011.  The notes bear an interest rate of 5% per annum.  The notes are convertible by the holders into shares of our common stock at a rate of $0.50 per share.

On November 3, 2010, the entered into a Bridge Loan Agreement, whereby the Company borrowed $50,000 from a related party entity.

The Company does not lease or rent any property.  Office services are provided without charge by a director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

SEFE, Inc.
(formerly Midnight Candle Company)
(a Development Stage Company)
Notes to Financial Statements

Note 13 – Fair Value Measurements

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis.  The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations.  ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$-	$-	$-	$-
Prepaid expenses and deposits	-	100,000	-	100,000
Accounts payable	-	61,258	-	61,258
Payroll liabilities	-	31,604	-	31,604
Notes payable	-	605,000	-	605,000

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value
Cash	$11	$-	$-	$11
Prepaid expenses and deposits	-	-	-	-
Accounts payable	-	125	-	125
Payroll liabilities	-	-	-	-
Notes payable	-	25,726	-	25,726

SEFE, Inc.
(formerly Midnight Candle Company)
(a Development Stage Company)
Notes to Financial Statements

Note 14 – Income Taxes

We are subject to United States income taxes.  To date, we have accumulated losses of $592,753, and therefore have paid no income tax.  We expect tax rates in the US to be approximately 34%.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards.  Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards.  NOL carry-forwards may be further limited by a change our ownership and other provisions of the tax laws.

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following for the years ended December 31,:

	2010	2009
Refundable Federal income tax attributable to:
Current operations	$(183,060)	$(2,390)
Change in deferred tax valuation allowance	183,060	2,390
Net refundable amount	-	-

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows as of December 31,:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$201,536	$18,476
Less: Valuation allowance	(201,536)	(18,476)
Net deferred tax asset	- -	-

At December 31, 2010, we had an unused NOL carryover of approximating $592,753 that is available to offset future taxable income.

Note 15 – Subsequent Events

On January 25, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $100,000 from a third party entity.  The loan is due and payable in full on the earlier of January 25, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.

On February 14, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $100,000 from a third party entity.  The loan is due and payable in full on the earlier of February 14, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.

On March 11, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $70,000 from a third party entity.  The loan is due and payable in full on the earlier of February 14, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.

The Company’s Management has reviewed all other material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2010.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgment inherent in the preparation of financial statements is reasonable.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective for the year ended December 31, 2010.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SEFE’s Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Wayne Rod	64	President, Treasurer and Secretary

Mark Ogram	58	Chief Technology Officer and Director

Shannon Swanson	29	Director

David Ide	36	Director

Wayne Rod, President, Principal Accounting Officer, Secretary and Treasurer: is the co-founder and owner of Net MoneyIN, Inc., a technology licensing company. Mr. Rod is also a principal of BabelSecure LLC, a company that developed and controls the "ATM easy" encryption solution. Prior to his more recent endeavors, Mr. Rod was a captain and lawyer in the United States Army.  After retiring from a successful military career, Mr. Rod practiced law in the private sector before founding NetMoneyIN, Inc., with Mr. Ogram.

Mark Ogram, Chief Technology Officer and Director: Born and raised in Arizona, Mr. Ogram received his BS and MS in Systems Engineering at University of Arizona in Tucson. He spent two years as a Test Engineer with Hughes Aircraft. Following his Hughes tenure, Mr. Ogram attended Pepperdine University in Malibu, CA where he received his Law Degree (JD) in 1979. The following three years he was a Patent Attorney with Texas Instrument Corp in Dallas, TX and returned to private practice in Tucson in 1982. In the early ‘90’s Mr. Ogram developed and patented the basic concepts for third party payment systems (credit card purchasing) for purchasing over the Internet. These patents have become the basic and prevailing standard for internet Credit Card purchasing. In the mid ‘90’s, Rod and Ogram formed a collaboration aimed at defending and litigating the Ogram Internet Patents. They formed a company called NetMoneyIn, Inc. Over a ten year period, the company successfully litigated the Ogram patents against major banks in the US, numerous credit card processing companies, and other businesses conducting business over the Internet.

In 2008, Mr. Ogram identified a new source of electrical energy, the “harvesting” of atmospheric electricity, and filed four patent applications on the basic concepts. Ogram and Rod formed SEFElectric, Inc. to commercialize the invention. The company has self funded prototypes as proof of concept and now seeks an arrangement to manufacture and market commercial size versions of the product.

Shannon Swanson, Director:  On July 16, 2010, the Registrant appointed Shannon Swanson as a director to fill a vacancy on its Board of Directors.  Mrs. Swanson is a principal and co-founder of Del Mar Capital Advisors, LLC, a full service corporate finance advisory firm started in 2008.  From 2007 to 2008, she served as Director of Operations for the Private Equity Division of Regal Securities in Newport Beach, California.  From 2005 until 2007, Mrs. Swanson worked as President of Eleventy-One, Inc., a firm specializing in capital markets strategy for small businesses with aims of raising funding and/or going public.

David Ide, Director: Mr. Ide began serving as Founder, Chairman, and CEO of Modavox, Inc. in October of 2005 after he managed the transition of Surfnet Media into Modavox.  Mr. Ide engineered accretive acquisitions of four companies for Modavox, formulated the integration processes, and enhanced the technology foundation.  In July 2009, Mr. Ide developed and executed Modavox, Inc., acquisition of Augme Technologies, Inc.  At that time, Mr. Ide was appointed to the new Board of Directors of Augme Technologies (NASDAQ:AUGT) and became their Chief Strategy Officer where he continued to manage the forward vision and M&A strategies for the combined company.  He resigned as an Officer & Director in August 2010, to engage full time on his current project, but remains a consultant for that company.  Mr. Ide is the named inventor on USPTO 7,653,544 “Method and apparatus for website navigation” and worked extensively on 7,269,636 “Method and a system for adding function to a web page.”  Mr. Ide is a partner in several technology companies and serves the shareholders of SEFE, Inc. and Spindle Software as a Director. In March 2010, Mr. Ide founded and became Chief Executive Officer of RhinoPay a Delaware Company, a mobile conversion and transaction company, fortified by 13 United States Patents.

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

Audit Committee and Financial Expert

We  have an Audit Committee. Our Audit Committee Chairwoman, Shannon Swanson, performs functions such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company has a written audit committee charter, which may be viewed on our website at http://sefelectric.com/investor-relations/corporate-governance/.

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

Corporate Governance

Nominating Committee

We  have a Nominating Committee, which consists of our Chairwoman, Shannon Swanson, and our Director, David Ide.
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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2010, we received no recommendation for Directors from our stockholders.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2010 and 2009 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Wayne Rod	2010	54,762	0	0	0	0	0	0	54,762
President

Mark Ogram	2010	54,633	0	0	0	0	0	0	54,633
Chief Technology
Officer

David Ide	2010	0	0	8,500	0	0	0	0	8,500
Director

Shannon Swanson	2010	0	0	8,500	0	0	0	0	8,500
Director

Helen C. Cary	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0

Patrick Deparini	2010	0	0	0	0	0	0	0	0
Secretary and Treasurer	2009	0	0	0	0	0	0	0	0

Directors' Compensation

Our directors are not currently entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers' Compensation

We have employment agreements with our two officers, Mssrs. Rod and Orgam, our President and Vice President of Technology, respectively. Compensation set forth in the Employment Agreements provide for each annual salary of $180,000.00 per year with no additional benefit or cost to the company. Neither Employment Agreement provide for Stock Options and both expire on August 1, 2011 if not extended by parties. Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of our common stock by all persons known by us to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)		Percent of Class

Common	David Ide, Director	8,500,000		14.17%

Common	Mark Ogram, Chief Technology Officer, Director	30,000,000	(3)	50.0%

Common	Wayne Rod, President	30,000,000	(3)	50.00%

Common	Shannon Swanson, Director	8,500,000		14.17%

	All Directors and Officers as a group (4 persons)	47,000,000		78.34%

Common	Helen C. Cary, Former President and CEO (4)	5,100,000		8.50%

Notes:

1.	The address for the shareholders listed above is c/o SEFE, Inc., 1900 W. University Drive, Suite 231, Tempe, Arizona 85281.

2.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

3.
Pursuant to the July 16, 2010 Intellectual Property Assignment Agreement, we issued 30,000,000 shares of our common stock to SEFE Delaware.  Messrs. Ogram and Rod are principals and shareholders of SEFE Delaware and, as a result, are beneficial owners of our common stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In November 2004, we issued 150,000,000 shares of our $0.001 par value common stock as founder's shares to Helen C. Cary, a former officer and director, for total cash in the amount of $5,000.

On August 19, 2009, we entered into a Revolving Line of Credit Promissory Note with an entity owned and controlled by Shannon Swanson, a Director, for a total of $30,000.  At the time of the transaction, the note holder was not a related party.  However, the holder is currently a Director and shareholder and is therefore considered to be a related entity.  We have not borrowed against this note and the balance due as of December 31, 2010 is $0.

On July 16, 2010, we entered into and closed an Intellectual Property Assignment Agreement by and between SEFE, Inc., a Delaware corporation, the Company and Ms. Helen C. Cary, our founder and a former officer and director.  In accordance with the Assignment, we acquired all of SEFE Delaware’s right, title and interest in and to various information, inventions, discoveries, writings, expressions, ideas, know-how, concepts, techniques, innovations, systems, processes, procedures, methods, prototypes, designs, and technical data involving or relating to certain atmospheric static electricity collectors, as generally described in four U.S. Patent Applications.  In exchange for the assignment of the Patents, we agreed to the following:

1.	The assumption of liabilities of SEFE Delaware, in the aggregate of $250,000, of which $125,000 is owed to a related party entity;
2.	The issuance of 30,000,000 shares of our unregistered common stock; and
3.	The cancellation by Ms. Cary of 144,900,000 shares of our common stock owned by her.

On June 25, 2010, we entered into a Bridge Loan Agreement, whereby we borrowed $120,000 from a related party entity.  In connection with the loan, and for no additional consideration, we issued to the note holder an aggregate of 500,000 shares of common stock.

On November 3, 2010, the entered into a Bridge Loan Agreement, whereby we borrowed $50,000 from a related party entity.

Director Independence

The Board of Directors has concluded that our directors, Mark Ogram, David Ide and Shannon Swanson, are not independent in accordance with the director independence standards.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2010 and 2009 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2010	2009

Audit fees	$12,865	$5,399
Audit-related fees	-	-
Tax fees	325	300
All other fees

Total fees	$13,190	$5,699

Item 15 - EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

10	Material Contracts

(a) Line of Credit (2)

(b) Intellectual Property Assignment Agreement (3)

(c) Bridge Loan Agreement with Lynn Cole Capital Corporation (4)

(d) Bridge Loan Agreement with Serio Capital, Ltd. (4)

(e) Bridge Loan Agreement with Mark J. Choury (4)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)Incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
(2)Incorporated by reference herein filed as exhibits to the Company’s Annual Report on Form 10-K/A previously filed with the SEC on June 25, 2010, and subsequent amendments made thereto.
(3)Incorporated by reference herein filed as exhibits to the Company’s Current Report on Form 8-K previously filed with the SEC on July 19, 2010, and subsequent amendments made thereto.
(4)Incorporated by reference herein filed as exhibits to the Company’s Current Report on Form 8-K previously filed with the SEC on August 26, 2010, and subsequent amendments made thereto.

8-K Filed Date	Item Number

June 18, 2010	Form 8-K

Item 4.01 Changes in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

June 29, 2010	Form 8-K

Item 4.01 Changes in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

July 19, 2010	Form 8-K

Item 2.01 Changes in Registrant’s Certifying Accountant
Item 3.02 Unregistered Sales of Equity Securities
Item 5.02 Election of Directors
Item 9.01 Financial Statements and Exhibits

August 03, 2010	Amendment to Form 8-K originally filed on July 19, 2010

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

SEFE, INC.
(Registrant)

By: /s/ Wayne Rod
Wayne Rod
President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Wayne Rod	Chief Executive Officer and	March 30, 2011
Wayne Rod	President

/s/ Wayne Rod	Chief Financial Officer	March 30, 2011
Wayne Rod

/s/ Wayne Rod	Principal Accounting Officer	March 30, 2011
Wayne Rod

/s/ Mark Ogram	Director	March 30, 2011
Mark Ogram

/s/ David Ide	Director	March 30, 2011
David Ide

/s/ Shannon Swanson	Director	March 30, 2011
Shannon Swanson