Form 10-Q
period 2011-03-31
SEFE, INC.
filed 2011-05-16
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	60,150,000 shares
(Class)	(Outstanding as at May 16, 2011)

SEFE, INC.

-i-

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

SEFE, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$30,041	$-
Prepaid expenses and deposits	232,411	100,000
Total current assets	262,452	100,000

Fixed assets, net of accumulated depreciation of $11,808 and $6,325
as of March 31, 2011 and December 31, 2010, respectively	97,867	103,351

Other assets, net of accumulated amortization of $2,271 and $1,369
as of March 31, 2011 and December 31, 2010, respectively	8,554	9,456

Total assets	$368,873	$212,807

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$9,792	$61,258
Bank overdraft	-	6,324
Accrued interest	39,077	24,044
Notes payable, net of discount of $117,778 and $0, respectively	462,222	310,000
Notes payable – related party	295,000	295,000
Payroll liabilities	-	31,604
Total current liabilities	806,091	728,230

Total liabilities	806,091	728,230

Stockholders’ (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized,
60,150,000 and 60,000,000 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	60,150	60,000
Additional paid-in capital	447,180	162,330
Deficit accumulated during development stage	(944,548)	(737,753)
Total stockholders’ (deficit)	(437,218)	(515,423)

Total liabilities and stockholders’ (deficit)	$368,873	$212,807

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(A Development Stage Company)
Condensed Statements of Operations

	For the three months ended		September 24, 2004
	March 31,		(Inception) to
	2011	2010	March 31, 2011

Revenue
Sales, net of allowance of $107	$-	$-	$464

Cost of sales	-	-	273
Freight in	-	-	95

Gross profit	-	-	96

Expenses:
Advertising and marketing	1,766	-	9,344
Depreciation and amortization	6,386	-	14,079
Executive compensation	90,000	-	216,395
General and administrative expenses	20,862	4,670	99,167
Professional fees	54,478	1,175	187,860
Impairment expense	-	-	214,414
Total expenses	173,492	5,845	741,259

Loss before other expenses	(173,492)	(5,845)	(741,259)

Other expense:
Interest expense	(33,303)	-	(58,385)
Total other expense	(33,303)	-	(58,385)

Loss before provision for income taxes	(206,795)	(5,845)	(799,548)

Provision for income taxes	-	-	-

Net (loss)	$(206,795)	$(5,845)	$(799,548)

Weighted average number of
common shares outstanding – basic and fully diluted	60,098,333	156,900,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
	For the three months ended		September 24, 2004
	March 31,		(Inception) to
	2011	2010	March 31, 2011
Cash flows from operating activities
Net loss	$(206,795)	$(5,845)	$(799,548)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Shares issued for services – related party	-	-	17,000
Bad debt expense	-	-	-
Depreciation and amortization	6,386	-	14,079
Impairment expense	-	-	213,976
Amortization of beneficial conversion feature	17,222	-	17,222
Changes in operating assets and liabilities
(Increase) in prepaid expenses and deposits	(132,411)	-	(232,411)
Increase (decrease) in accounts payable	(51,466)	-	9,792
Increase in accrued interest	15,033	-	39,077
(Decrease) in payroll liabilities	(31,604)	-	-
Net cash (used) by operating activities	(383,635)	(5,845)	(720,813)

Cash flows from investing activities
Acquisitions of fixed assets	-	-	(54,476)
Net cash provided by financing activities	-	-	(54,476)

Cash flows from financing activities
Bank overdraft	(6,324)	-	-
Donated capital	-	300	830
Issuance of common stock	150,000	-	179,500
Proceeds from note payable	270,000	5,809	460,270
Proceeds from note payable – related party	-	-	185,000
Payments to from note payable	-	-	(20,270)
Net cash provided by financing activities	413,676	6,109	805,330

Net increase (decrease) in cash	30,041	264	30,041

Cash at beginning of period	-	11	-

Cash at end of period	$30,041	$275	$30,041

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services – related party	$150,000	$-	$167,000
Number of shares issued for services – related party	150,000	-	17,150,000
Shares issued for assets and debt	$-	$-	$30,000
Number of shares issued for assets and debt	-	-	30,000,000
Acquisition of notes payable for assignment agreement	$-	$-	$250,000
Warrants issued for services	$-	$-	$-
Number of warrants issued for services	-	-	125,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

The Company was originally organized on September 24, 2004 (Date of Inception) under the laws of the State of Nevada, as Midnight Candle Company.  On July 20, 2010, the Company amended its articles of incorporation to change its name from Midnight Candle Company to SEFE, Inc.  The Company is authorized to issue up to 200,000,000 shares of its common stock with a par value of $0.001 per share.

The business of the Company is to commercialize the ability to harvest atmospheric electricity.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($799,549) for the period from September 24, 2004 (inception) to March 31, 2011, and had minimal net sales of $464.

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2011.

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

Recent Accounting Pronouncements
The company evaluated all of the other recent accounting updates through ASU 2011-01 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 5 – Prepaid expenses and deposits

As of March 31, 2011, the Company had prepaid expenses and deposits totaling $100,000, which represent a non-refundable deposit of advertising and marketing costs to a vendor for services to be rendered.  The deposit will be expensed when the Company either proceeds with, or terminates, the agreement.

On January 12, 2011, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $2,500.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.

On February 11, 2011, the Company entered into three consulting agreements, for which the Company issued an aggregate of 150,000 shares of common stock with a fair market value of $150,000.  The deposit is expensed over twelve months, which is the term of the agreements.  As of March 31, 2011, the Company has recognized $20,089 in consulting expense against this prepaid expense and $129,911 remained in prepaid expenses.

Note 6 – Debt and interest expense

Through March 31, 2011, the Company borrowed a total of $15,000 from a former officer and director of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note for a total of $30,000.  At the time of the transaction, the holder was not a related party; however, as of December 31, 2010, the holder is materially controlled by a director of the Company and is thus considered to be a related entity.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  Unpaid balance and interest accrued thereupon are due on December 31, 2011.  The Company has not borrowed against this note and the balance due as of March 31, 2011 is $0.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $120,000 from a related party entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of March 31, 2011, the principle balance owed on this loan is $120,000.  Interest expense through March 31, 2011 in relation to this note is $9,173.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 450,000 shares of common stock.  See Note 5 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $145,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of March 31, 2011, the principle balance owed on this loan is $145,000.  Interest expense through March 31, 2011 in relation to this note is $11,084.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 500,000 shares of common stock.  See Note 5 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 7 – Debt and interest expense (continued)

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $25,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of March 31, 2011, the principle balance owed on this loan is $25,000.  Interest expense through March 31, 2011, in relation to this note is $1,911.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 50,000 shares of common stock.  See Note 5 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

Pursuant to the July 16, 2010 Intellectual Property Assignment Agreement, the Company assumed liabilities totaling $250,000 in the form of convertible notes payable, due equitably to two holders, one of which is a related party entity.  The notes are due and payable in full on May 5, 2011.  The notes bear an interest rate of 5% per annum.  As of March 31, 2011, the balance owed on this loan is $250,000.  Interest expense through March 31, 2011 in relation to these notes is $11,301.  The notes are convertible by the holders into shares of the Company’s common stock at a rate of $0.50 per share.

On November 2, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $50,000 from a related party entity.  The loan is due and payable in full on the earlier of November 2, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of March 31, 2011, the principle balance owed on this loan is $50,000.  Interest expense through March 31, 2011 in relation to this note is $2,041.

On January 25, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $100,000 from a third party entity.  The loan is due and payable in full on the earlier of January 25, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of March 31, 2011, the principle balance owed on this loan is $100,000.  Interest expense through March 31, 2011 in relation to this note is $1,870.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  Resultantly, a discount of $50,000 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of twelve months.  As of March 31, 2011, a total of $9,028 has been amortized and recorded as interest expense.

On February 14, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $100,000 from a third party entity.  The loan is due and payable in full on the earlier of February 14, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of March 31, 2011, the principle balance owed on this loan is $100,000.  Interest expense through March 31, 2011 in relation to this note is $1,295.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  Resultantly, a discount of $50,000 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of twelve months.  As of March 31, 2011, a total of $6,250 has been amortized and recorded as interest expense.

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 7 – Debt and interest expense (continued)

On March 11, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $70,000 from a third party entity.  The loan is due and payable in full on the earlier of February 14, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of March 31, 2011, the principle balance owed on this loan is $70,000.  Interest expense through March 31, 2011 in relation to this note is $403.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  Resultantly, a discount of $35,000 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of twelve months.  As of March 31, 2011, a total of $1,944 has been amortized and recorded as interest expense.

As of March 31, 2011 the Company’s notes payable are reflected net of a $117,778 discount in these financial statements.

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

On November 29, 2010, the Company issued an aggregate of 17,000,000 shares of common stock for services rendered by two directors of the Company valued at $17,000.

On December 31, 2010, a note holder forgave the balance of a liability owed by the Company in the amount of $270.

On February 1, 2011, the Company issued an aggregate of 150,000 shares of common stock to three non-affiliated parties for consulting services rendered with a total value of $150,000.  See Note 5 for additional details concerning the consulting expense.

As of March 31, 2011, there have been no other issuances of common stock.

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 9 – Warrants

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

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2011 and 2010 and changes during the three months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2009	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at March 31, 2010	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2010	0	$0.00
Granted	125,000	$1.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at March 31, 2011	125,000	$1.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Warrants exercisable at March 31, 2010	0	$0.00
Warrants exercisable at March 31, 2011	41,667	$1.00

The following tables summarize information about stock options outstanding and exercisable at March 31, 2011:

	STOCK OPTIONS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$1.00	125,000	0.71	$1.00
	125,000	0.71	$1.00

	STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.00	41,667	$1.00
	41,667	$1.00

As of March 31, 2011, there were 125,000 stock options outstanding to acquire shares of our common stock.

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 10 – Agreements

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

On August 3, 2010, the Company entered into a legal services agreement with a law firm for certain services to be provided over a period of three months.  The monthly retainer was $2,500 and did not take effect until approximately October 2010.  As of March 31, 2011, the Company paid a total of $5,000 in accordance with the agreement and currently owes a balance of $2,500.  As additional compensation, the Company issued options to purchase 125,000 shares of common stock of the Company, with an exercise price of $1.00.  As stated in Note 9, above, the aggregate fair value of such options totaled $0 based on the Black Schoeles Merton pricing model using the following estimates:  3.3% risk free rate, 106% volatility and expected life of the options of 24 months.  No additional amounts are due and the agreement has expired as of December 31, 2010.

On August 4, 2010, the Company entered into a Media Services Agreement with a vendor for advertising and marketing services to be rendered in the amount of $500,000.  In accordance with the terms of the Agreement, the Company paid to the vendor a non-refundable deposit of $100,000.  The Agreement shall be in full force and effect until the services contracted for are provided by the vendor or the Company notifies the vendor of its inability or unwillingness to proceed.  In the event the Company does not terminate the agreement and the services are provided, the Company will be expected to pay an additional balance of $400,000 upon completion.  During the three months ended March 31, 2011 and 2010, the Company recorded $0 and $0 of expenses related to this Agreement, respectively.

Note 11 – Related party transactions

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

On July 16, 2010, in connection with the Intellectual Property Assignment Agreement the Company assumed liabilities totaling $250,000 in convertible notes payable, of which $125,000 was issued to a related party entity.

On November 3, 2010, the entered into a Bridge Loan Agreement, whereby the Company borrowed $50,000 from a related party entity.

Through March 31, 2011, the Company borrowed a total of $15,000 from an officer of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 12 – Subsequent Events

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

Overview

We were originally incorporated in the State of Nevada on September 24, 2004 as “Midnight Candle Company.”  On July 16, 2010, we entered into an Intellectual Property Assignment Agreement by and between SEFE, Inc., a Delaware corporation, Ms. Helen C. Cary, the majority shareholder of our issued and outstanding common stock, and Midnight Candle Company.  In accordance with the Assignment, we acquired all of SEFE’s right, title and interest in and to various information, inventions, discoveries, writings, expressions, ideas, know-how, concepts, techniques, innovations, systems, processes, procedures, methods, prototypes, designs, and technical data involving or relating to certain atmospheric static electricity collectors, as generally described in four U.S. Patent Applications. In exchange for the assignment of the Patents, we agreed to the following:

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

SEFE was founded to develop and bring to market a renewable source of energy that naturally occurs in the atmosphere.  The goal of our company is to use our proprietary methodologies and inventions to capture and convert this naturally occurring atmospheric static electric energy to usable energy.  SEFE's energy production methodologies and technologies are un-intrusive to existing communities, are easily adoptable, provide high output and leave a small carbon footprint.  The SEFE system is designed to operate by capturing static electricity from the atmosphere and making it usable for utility companies; mining, construction, or other site-specific industrial concerns; relief organizations; among others.  Our technology does function to the extent that it has been tested.  This is a renewable source, but also one that is non-polluting, efficient, and economical.

Subsequent to the period ended March 31, 2011, as covered by this report, we filed three patent applications in relation to our energy collection systems with the United States Patent and Trademark Office, as follows:

1.	Application No.: 13/103,988
Title: Strain Reduction On A Balloon System In Extreme Weather Conditions
Filing Date: May 9, 2011
Inventor: Mark E. Ogram

The subject matter described herein relates to strain reduction on a balloon system in extreme weather conditions. The strain reduction is achieved by using an elastic bungee between a balloon and the tether attached to the balloon.  As wind pushes on the balloon, immediate pressure caused by the wind is cushioned on the elastic bungee rather than on the balloon or the tether, thereby reducing immediate force and tension on either the balloon or the tether.  Thus, the balloon system that includes the balloon and the tether is protected from damage that can possibly be caused by tension due to pressure.

2.	Application No.: 13/103,963
Title:  Atmospheric Energy Collection
Filing Date:  May 9, 2011
Inventor:  Mark E. Ogram

The subject matter described herein is an atmospheric energy collector.  The atmospheric energy collector includes of a windsock arrangement that has a large up-wind opening on one side and that tapers from the larger up-wind opening on the one side to a small down-wind opening on the other side.   The up-wind side is secured to a tether such that an electrically conducting material (e.g. metal) included in construction of the atmospheric energy collector is connected to the tether.  The windsock arrangement is extended outwards by wind and the like atmospheric conditions such that the electrically conducting material collects the atmospheric energy and transfers the collected energy to the tether.

3.	Application No.: 13/106,759
Title:  Collection of Atmospheric Ions
Filing Date:  May 12, 2011
Inventor:  Ryan Coulson et al.

The subject matter described herein relates to a method for collection of atmospheric ions subject to an electron avalanche associated with a gas multiplication effect between parallel plate collectors.  A voltage source can be provided.  The voltage source can provide a voltage that can cause a high electric field between two consecutive plates of the plurality of parallel plates.  The high electric field can cause an electron avalanche that can cause electron multiplication.  Energy associated with these multiplied electrons can be extracted, and studied to give insight into where the most abundant source of atmospheric charge is located.  Related apparatus, systems, techniques and articles are also described.

Results of Operations

We are focused on developing our proprietary technology that harvests static electricity in the earth’s atmosphere.  We have not generated revenues from this line of business.  Our operations remain in the development stage and we are unable to predict when, if ever, we will begin to generate revenues.  Due to a change in business, year to year comparisons are not significant and are not a reliable indicator of future prospects.  Resultantly, no comparison will be presented in this report.

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

For the three months ended March 31, 2011, we incurred operating expenses in the amount of $173,492, composed of $5,484 in depreciation related to furniture, fixtures and equipment acquired from SEFE (Delaware), $902 in amortization expense attributable to certain intangible assets acquired from SEFE (Delaware), executive compensation paid to officers of $90,000, $20,862 in general and administrative expenses and $54,478 in professional fees.  In the comparable three month period ended March 31, 2010, operating expenses totaled $5,845, consisting primarily of general and administrative costs of $4,670 and professional fees in the amount of $1,175.

Since our inception on September 24, 2004 through March 31, 2011, aggregate operating expenditures were $741,259.  Our operating expenses are tied directly to our ongoing operations and growth.  As a result, we anticipate expenditures increasing through the foreseeable future and may vary dramatically from period to period.

During the three months ended March 31, 2011, we recorded interest expense of $33,303, related to debt financing we have obtained to fund our expected operational strategies.  In the three months ended March 31, 2010, interest expense totaled $0.  Since inception to March 31, 2011, we incurred $58,385 in interest expense.

We have experienced net losses in all periods since our inception.  Our net losses for the three months ended March 31, 2011 and 2010 were $206,795 and $5,845, respectively.  Our net loss since the date of our inception through March 31, 2011 was $799,548.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

As of March 31, 2011, we had $30,041 of cash on hand.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively raising additional capital by conducting additional issuances of our equity and debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note with a non-related, third party entity for a total of $30,000.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  As of the date of this report, we have not drawn any funds on this line of credit and we anticipate within the next 12 months to cancel this arrangement and close the line of credit

On June 25, 2010, we entered into three Bridge Loan Agreements, whereby we borrowed an aggregate of $290,000.  The loans are due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets us a minimum of $2,000,000.  The loans bear an interest rate of 10% per annum, payable on maturity.  As of March 31, 2011, we did not make any payments toward the Loans and the balance due is $290,000.  Interest expense through March 31, 2011 in relation to these notes is $22,168.

Pursuant to the July 16, 2010 Intellectual Property Assignment Agreement, we assumed liabilities totaling $250,000 in the form of convertible notes payable, due equitably to two holders, one of which is a related party entity.  The notes are due and payable in full on May 5, 2011.  The notes bear an interest rate of 5% per annum.  The notes are convertible by the holders into shares of our common stock at a rate of $0.50 per share.  As of March 31, 2011, no payments have been made on these notes and the balance owed is $250,000.  Interest expense through March 31, 2011 in relation to these notes is $11,301.  The notes are convertible by the holders into shares of the Company’s common stock at a rate of $0.50 per share.

On November 2, 2010, we entered into a Bridge Loan Agreement, whereby we borrowed $50,000 from a related party entity.  The loan is due and payable in full on the earlier of November 2, 2011 or at the closing of a private placement offering that nets us a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of March 31, 2011, the principle balance owed on this loan is $50,000.  Interest expense through March 31, 2011 in relation to this note is $2,041.

During the three months ended March 31, 2011, we entered into three Convertible Debenture Agreements, whereby we borrowed an aggregate of $270,000 from a third-party entity.  The loans bear an interest rate of 10% per annum, payable on maturity.  As of March 31, 2011, no payment have been made on these loans and the principle balance owed is $270,000.  Interest expense through March 31, 2011 in relation to these notes is $3,568.  The notes are convertible at the sole discretion of SEFE into shares of our common stock at a rate of $0.50 per share.  We recorded a discount of $135,000 to the beneficial conversion feature of the notes, which amount is being amortized over a period of twelve months.  As of March 31, 2011 these notes payable are reflected net of a $117,778 discount in the financial statements accompanying this quarterly report.  As of March 31, 2011, a total of $17,222 has been amortized and recorded as interest expense.

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

Plan of Operation

SEFE has recognized an alternative source of energy that naturally occurs in the atmosphere.  This energy can be captured and converted to usable electricity with a proprietary methodology developed or otherwise owned by SEFE.  The SEFE system operates by capturing static electricity from the atmosphere and making it usable for utility companies.  This is a renewable source, but also one that is non-polluting and economical.  The SEFE system is designed to operate, and does function, to the extent that it has been tested, in the following manner:

➢	An electrical lead held aloft by a suspension mechanism
➢	Static electricity is absorbed by the lead
➢	The direct current of electricity is converted to an alternating current using our proprietary methods
➢	The collected electricity is sent to an isolated platform
➢	The platform sends the current to a converter to do either one of the following:
o	Translate the direct current into an alternating current in usable form and
o	Convert the electricity back into direct current and stores it in batteries for later use
➢	Electricity is communicated to existing residential and commercial locations (using the existing power distribution infrastructure from the utility companies)

We currently work with a number of professional firms who provide various consulting, advisory and/or other service essential to our operations:

1.  Greenberg Traurig, LLP – securities counsel
2.  Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC – intellectual property, mergers and acquisitions and general counsel
3.  Agron Law Group – corporate counsel
4.  Weaver and Martin, LLC – independent registered certified public accounting firm

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

We plan on generating revenue by selling the electricity produced by our Harmony III commercial grade units.  Milestones to be met on the way to this goal include:

1.	Completing the data collection to determine how much electricity can be generated and stored by each unit over a period of time based on location, altitude, weather, and other factors.

2.	Fabrication of our initial commercial grade unit;

3.	Securing contracts with either mining organizations and/or utility companies

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

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company commenced amortization during the fourth quarter of the quarter ended September 30, 2010, once the economic benefits of the assets began to be consumed.  Amortization expense for the three months ended March 31, 2011 and 2010 totaled $902 and $0, respectively.

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

On November 29, 2010, we issued a total of 17,000,000 restricted shares of common stock to David Ide and Shannon Kerr Swanson, both of whom serve on our board of directors.

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

On February 1, 2011, the Company issued an aggregate of 150,000 shares of common stock to three non-affiliated parties for consulting services rendered with a total value of $150,000.  See Note 5 for additional details concerning the consulting expense.

During the three months ended March 31, 2011, we entered into three Convertible Debenture Agreements, whereby we borrowed an aggregate of $270,000 from a third-party, non-affiliated entity.  The loans are due and payable in full twelve months from the issuance dates or at the closing of a private placement offering that nets us a minimum of $2,000,000.  The loans bear an interest rate of 10% per annum, payable on maturity.  The notes are convertible at the sole discretion of SEFE into shares of our common stock at a rate of $0.50 per share.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation filed September 24, 2004 (1)

(b) By-Laws adopted September 27, 2004 (1)

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
(2) Incorporated by reference herein filed as exhibits to the Company’s Annual Report on Form 10-K/A previously filed with the SEC on June 25, 2010, and subsequent amendments made thereto.
(3) Incorporated by reference herein filed as exhibits to the Company’s Current Report on Form 8-K previously filed with the SEC on July 19, 2010, and subsequent amendments made thereto.
(4) Incorporated by reference herein filed as exhibits to the Company’s Current Report on Form 8-K previously filed with the SEC on August 26, 2010, and subsequent amendments made thereto.

8-K Filed Date	Item Number

January 27, 2011	Item 2.03 Creation of a Direct Financial Obligation
Item 9.01 Financial Statements and Exhibits

January 28, 2011	Item 5.06 Change in Shell Company Status

February 18, 2011	Item 2.03 Creation of a Direct Financial Obligation
Item 9.01 Financial Statements and Exhibits

March 16, 2011	Item 2.03 Creation of a Direct Financial Obligation
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEFE, Inc.
(Registrant)

Signature	Title	Date

/s/ Wayne Rod	President	May 16, 2011
Wayne Rod

/s/ Wayne Rod	Principal Accounting Officer	May 16, 2011
Wayne Rod	Chief Financial Officer