Form 10-Q
period 2011-06-30
SEFE, INC.
filed 2011-08-15
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011
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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	60,595,000 shares
(Class)	(Outstanding as at August 15, 2011)

SEFE, INC.

-i-

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

SEFE, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$99,377	$-
Prepaid expenses and other assets	199,609	100,000
Total current assets	298,986	100,000

Fixed assets, net of accumulated depreciation of $102,917 and $103,351 as of June 30, 2011 and December 31, 2010, respectively	102,917	103,351

Other assets, net of accumulated amortization of $7,652 and $9,456 as of June 30, 2011 and December 31, 2010, respectively	7,652	9,456

Total assets	$409,555	$212,807

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$5,923	$61,258
Bank overdraft	-	6,324
Accrued interest	57,738	24,044
Notes payable, net of discount of $84,028 and $0, respectively	524,745	310,000
Notes payable – related party	295,000	295,000
Payroll liabilities	-	31,604
Total current liabilities	883,406	728,230

Total liabilities	883,406	728,230

Stockholders’ (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 60,595,000 and 60,000,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	60,595	60,000
Common stock owed but not issued; 311,000 and 0 as of June 30, 2011 and December 31, 2010, respectively	311	-
Additional paid-in capital	824,424	162,330
Deficit accumulated during development stage	(1,359,181)	(737,753)
Total stockholders’ (deficit)	(473,851)	(515,423)

Total liabilities and stockholders’ (deficit)	$409,555	$212,807

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(A Development Stage Company)
Condensed Statements of Operations

	For the three months ended		For the six months ended		September 24, 2004
	June 30,		June 30,		(Inception) to
	2011	2010	2011	2010	June 30, 2011
Revenue
Sales, net of allowance of $107	$-	$-	$-	$-	$464

Cost of sales	-	-	-	-	273
Freight in	-	-	-	-	95

Gross profit	-	-	-	-	96

Expenses:
Advertising and marketing	5,450	-	7,216	-	14,794
Depreciation and amortization	6,821	-	13,207	-	20,900
Executive compensation	85,000	-	175,000	-	301,395
General and administrative expenses	57,341	-	78,203	4,120	156,508
Professional fees	207,362	33,030	261,840	34,755	395,222
Impairment expense	-	-	-	-	214,414
Total expenses	361,974	33,030	535,466	38,872	1,103,233

Loss before other expenses	(361,974)	(33,030)	(535,466)	(38,875)	(1,103,137)

Other expense:
Interest expense	(52,659)	(1,000)	(85,962)	(1,000)	(111,044)
Total other expense	(52,659)	(1,000)	(85,962)	(1,000)	(111,044)

Loss before provision for income taxes	(414,633)	(34,030)	(621,428)	(39,875)	(1,214,181)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(414,633)	$(34,030)	$(621,428)	$(39,875)	$(1,214,181)

Weighted average number of common shares outstanding – basic and fully diluted	60,549,429	156,965,934	60,325,127	156,933,149

Net (loss) per share – basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

	For the six months ended		September 24, 2004
	June 30,		(Inception) to
	2011	2010	June 30, 2011

Cash flows from operating activities
Net loss	$(621,428)	$(39,875)	$(1,214,181)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services – related party	-	-	17,000
Amortization of prepaid stock compensation	88,393		88,393
Bad debt expense	-	-	-
Depreciation and amortization	13,207	-	20,900
Impairment expense	-	-	213,976
Amortization of beneficial conversion feature	50,972	-	50,972
Changes in operating assets and liabilities
(Increase) in prepaid expenses and deposits	(38,002)	(5,000)	(138,002)
Increase (decrease) in accounts payable	(55,335)	-	5,923
Increase in accrued interest	33,694	-	57,738
(Decrease) in payroll liabilities	(31,604)	-	-
Net cash (used in) operating activities	(560,103)	(44,875)	(897,281)

Cash flows from investing activities
Acquisitions of fixed assets	(10,969)	-	(65,445)
Net cash provided by financing activities	(10,969)	-	(65,445)

Cash flows from financing activities
Bank overdraft	(6,324)	-	-
Donated capital	-	560	830
Issuance of common stock	378,000	1,000	407,500
Proceeds from note payable	302,250	154,544	492,520
Proceeds from note payable – related party	-	15,000	185,000
Payments to from note payable	(3,477)	(20,000)	(23,747)
Net cash provided by financing activities	670,449	151,104	1,062,103

NET DECREASE IN CASH	99,377	106,229	99,377

CASH AT BEGINNING OF PERIOD	-	11	-

CASH AT END OF PERIOD	$99,377	$106,240	$99,377

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services – related party	$150,000	$-	$167,000
Number of shares issued for services – related party	150,000	-	17,150,000
Shares issued for assets and debt	$-	$-	$30,000
Number of shares issued for assets and debt	-	-	30,000,000
Acquisition of notes payable for assignment agreement	$-	$-	$250,000
Warrants issued for services	$-	$-	$-
Number of warrants issued for services	-	-	125,000

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,214,181) for the period from September 24, 2004 (inception) to June 30, 2011, and had minimal net sales of $464.

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2011.

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

Recent Accounting Pronouncements
The company evaluated all of the other recent accounting updates through ASU 2011-07 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 5 – Prepaid expenses and deposits

As of June 30, 2011, the Company had prepaid expenses and deposits totaling $95,000, which represent a non-refundable deposit of advertising and marketing costs to a vendor for services to be rendered.  The deposit will be expensed when the Company either proceeds with, or terminates, the agreement.

On January 12, 2011, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $2,500.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.  As of June 30, 2011, the balance in prepaid expenses was $2,500.

On February 11, 2011, the Company entered into three consulting agreements, for which the Company issued an aggregate of 150,000 shares of common stock with a fair market value of $150,000.  The deposit is expensed over twelve months, which is the term of the agreements.  During the six months ended June 30, 2011, the Company has recognized $80,393 in consulting expense against this prepaid expense and $61,607 remained in prepaid expenses as of June 30, 2011.

On April 1, 2011, the Company entered in a one year lease agreement for office space.  The Company was required to pay a security deposit of $1,740 which was recorded as a deposit as of June 30, 2011.

On May 15, 2011, the Company financed an annual insurance policy and recorded prepaid insurance expense totaling $43,000.  The Company will amortized over twelve months which is the term of the insurance policy.  During the six months ended June 30, 2011, the Company has recognized $7,167 in insurance expense against this prepaid expense and $35,833 remained in prepaid expenses as of June 30, 2011.

Note 6 – Debt and interest expense

Through June 30, 2011, the Company borrowed a total of $15,000 from a former officer and director of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note for a total of $30,000.  At the time of the transaction, the holder was not a related party; however, as of December 31, 2010, the holder is materially controlled by a director of the Company and is thus considered to be a related entity.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  Unpaid balance and interest accrued thereupon are due on December 31, 2011.  The Company has not borrowed against this note and the balance due as of June 30, 2011 is $0.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $120,000 from a related party entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of June 30, 2011, the principle balance owed on this loan is $120,000.  As of June 30, 2011, the loan is in default.  Interest expense through June 30, 2011 in relation to this note is $12,164.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 450,000 shares of common stock.  See Note 8 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $145,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of June 30, 2011, the principle balance owed on this loan is $145,000.  As of June 30, 2011, the loan is in default.  Interest expense through June 30, 2011 in relation to this note is $14,699.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 500,000 shares of common stock.  See Note 8 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $25,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of June 30, 2011, the principle balance owed on this loan is $25,000.  As of June 30, 2011, the loan is in default.  Interest expense through June 30, 2011, in relation to this note is $2,534.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 50,000 shares of common stock.  See Note 8 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

Pursuant to the July 16, 2010 Intellectual Property Assignment Agreement, the Company assumed liabilities totaling $250,000 in the form of convertible notes payable, due equitably to two holders, one of which is a related party entity.  The notes are due and payable in full on May 5, 2011.  The notes bear an interest rate of 5% per annum.  As of June 30, 2011, the balance owed on this loan is $250,000.  As of June 30, 2011, the loan is in default.  Interest expense through June 30, 2011 in relation to these notes is $14,418.  The notes are convertible by the holders into shares of the Company’s common stock at a rate of $0.50 per share.

On November 2, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $50,000 from a related party entity.  The loan is due and payable in full on the earlier of November 2, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of June 30, 2011, the principle balance owed on this loan is $50,000.  Interest expense through June 30, 2011 in relation to this note is $3,288.

On January 25, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $100,000 from a third party entity.  The loan is due and payable in full on the earlier of January 25, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of June 30, 2011, the principle balance owed on this loan is $100,000.  Interest expense through June 30, 2011 in relation to this note is $4,488.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  Resultantly, a discount of $50,000 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of twelve months.  During the six months ended June 30, 2011, a total of $21,528 has been amortized and recorded as interest expense.  As of June 30, 2011, the discount was $28,472.

On February 14, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $100,000 from a third party entity.  The loan is due and payable in full on the earlier of February 14, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of June 30, 2011, the principle balance owed on this loan is $100,000.  Interest expense through June 30, 2011 in relation to this note is $3,912.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  Resultantly, a discount of $50,000 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of twelve months.  During the six months ended June 30, 2011, a total of $18,750 has been amortized and recorded as interest expense.    As of June 30, 2011, the discount was $31,250.

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

On March 11, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $70,000 from a third party entity.  The loan is due and payable in full on the earlier of February 14, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of June 30, 2011, the principle balance owed on this loan is $70,000.  Interest expense through June 30, 2011 in relation to this note is $2,235.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  Resultantly, a discount of $35,000 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of twelve months.  During the six months ended June 30, 2011, a total of $10,694 has been amortized and recorded as interest expense.    As of June 30, 2011, the discount was $24,306.

On May 15, 2011, the Company entered into an insurance premium finance agreement, whereby the Company borrowed $32,250 from a third party.  The loan bears interest at 9% per annum with nine monthly payments of $3,719 including principal and interest.  See Note 5 – Prepaid Expenses and Deposits for additional discussion regarding the insurance premiums.

As of June 30, 2011 the Company’s notes payable are reflected net of discount totaling $84,028 in these financial statements.

Note 7 – Stockholders’ equity

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

On February 1, 2011, the Company issued an aggregate of 150,000 shares of common stock to three non-affiliated parties for consulting services rendered with a total value of $150,000.  See Note 5 for additional details concerning the consulting expense.  As of June 30, 2011, 150,000 shares remain unissued.

During the three months ended June 30, 2011, the Company sold a total of 756,000 shares of common stock for total cash raised of $378,000.  As of June 30, 2011, the Company issued 595,000 shares of common stock and 161,000 shares remain unissued.

As of June 30, 2011, there have been no other issuances of common stock.

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 8 – Warrants

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

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2011 and 2010 and changes during the six months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2009	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at June 30, 2010	0	$0.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2010	0	$0.00
Granted	125,000	$1.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at June 30, 2011	125,000	$1.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Warrants exercisable at June 30, 2010	0	$0.00
Warrants exercisable at June 30, 2011	57,292	$1.00

The following tables summarize information about stock options outstanding and exercisable at June 30, 2011:

	STOCK OPTIONS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$1.00	125,000	1.10	$1.00
	125,000	1.10	$1.00

	STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.00	57,292	$1.00
	57,292	$1.00

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 9 – Agreements

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

On August 4, 2010, the Company entered into a Media Services Agreement with a vendor for advertising and marketing services to be rendered in the amount of $500,000.  In accordance with the terms of the Agreement, the Company paid to the vendor a non-refundable deposit of $100,000.  The Agreement shall be in full force and effect until the services contracted for are provided by the vendor or the Company notifies the vendor of its inability or unwillingness to proceed.  In the event the Company does not terminate the agreement and the services are provided, the Company will be expected to pay an additional balance of $400,000 upon completion.  During the six months ended June 30, 2011 and 2010, the Company recorded $0 and $0 of expenses related to this Agreement, respectively.

On April 1, 2011, the Company entered into a lease agreement for office space for a period of one year.  The monthly base rent is $1,300 plus common area maintenance fees.  The Company was required to pay a security deposit totaling $1,740.

Note 10 – Related party transactions

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

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

On November 3, 2010, the entered into a Bridge Loan Agreement, whereby the Company borrowed $50,000 from a related party entity.

Through June 30, 2011, the Company borrowed a total of $15,000 from an officer of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

Note 11 – Subsequent Events

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

Through the date of this quarterly report, we have filed three patent applications in relation to our energy collection systems with the United States Patent and Trademark Office, as follows:

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

Operating Expenses

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

For the three months ended June 30, 2011, we incurred operating expenses in the amount of $361,974, composed of $5,450 in advertising and marketing fees, $5,919 in depreciation related to furniture, fixtures and equipment acquired from SEFE (Delaware), $902 in amortization expense attributable to certain intangible assets acquired from SEFE (Delaware), executive compensation paid to officers of $85,000, $57,341 in general and administrative expenses and $207,362 in professional fees.  In the comparable three month period ended September 30, 2010, operating expenses totaled $33,030, consisting solely of general and administrative costs.

In the six month period ended June 30, 2011, operating expenses totaled $535,466, consisting of $7,216 in advertising and marketing fees, $11,403 in depreciation expense, $1,804 in amortization, $175,000 in compensation paid to our executive officers, $78,203 of general and administrative expenses and $261,840 in professional fees.  In comparison, during the six months ended June 30, 2010, total expenses were $38,875, of which $4,120 is attributed to general and administrative purposes and $34,755 to professional fees.

Since our inception on September 24, 2004 through June 30, 2011, aggregate operating expenditures were $1,103,233.  Our operating expenses are tied directly to our ongoing operations and growth.  As a result, we anticipate expenditures increasing through the foreseeable future and may vary dramatically from period to period.

Interest Expense

From June 2010, we have entered into several bridge loans, aggregating $860,000, bearing varying interest rates.  During the three months ended June 30, 2011, we recorded interest expense of $52,659, related to debt financing we have obtained to fund our expected operational strategies.  In the three months ended June 30, 2010, interest expense totaled $1,000.  Interest expense incurred during the six month period ended June 30, 2011 was $85,962, compared to $1,000 in the year ago six months ended June 30, 2010.  Since our inception through June 30, 2011, we recorded a total of $111,044 in interest expense.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the three months ended June 30, 2011 and 2010 were $414,633 and $34,030, respectively.  During the six month periods ended June 30, 2011 and 2010, our net losses amounted to $621,428 and $39,875, respectively.  Our net loss since the date of our inception through June 30, 2011 was $1,214,181.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

As of June 30, 2011, we had $99,377 of cash on hand.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively raising additional capital by conducting additional issuances of our equity and debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Cash used in operations during the six months ended June 30, 2011 was $560,103, compared to $44,875 of cash used in operations during the six month period ended June 30, 2010.  Since inception, we have used $897,281 in cash for operations.

Cash used in investing activities was $10,969 during the six months ended June 30, 2011, compared to $0 in the six month period ended June 30, 2010.  From inception to June 30, 2010, cash used in investing activities was $65,445.

During the six months ended June 30, 2011, net cash provided by financing activities totaled $670,449, compared to $151,104 in the year ago six month period ended June 30, 2010.  Since our inception through June 30, 2011, $1,062,103 in cash was provided by financing activities.

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

PART II – OTHER INFORMATION

Unregistered Sales of Equity Securities

On June 25, 2010, the Registrant entered into three Bridge Loan Agreements (the “Notes”), with Lynn Cole Capital Corporation and Serio Capital, Ltd., and Mark J. Choury (collectively, the “Holders”), for $145,000, $120,000.00, and $25,000.00 respectively for an aggregate amount of $290,000.  The Notes are due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000 (“Maturity”).  The Notes bear an interest rate of 10% per annum, payable on Maturity.  As of June 30, 2011, the loan is in default.  In connection with the Notes, and for no additional consideration, the Registrant issued to the Holders an aggregate of 1,000,000 shares of common stock.

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

On February 1, 2011, the Company issued an aggregate of 150,000 shares of common stock to three non-affiliated parties for consulting services rendered with a total value of $150,000.  As of June 30, 2011, all 150,000 shares have not been issued.

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

During the three months ended June 30, 2011, we sold a total of 756,000 shares of common stock for total cash raised of $378,000.  As of June 30, 2011, we issued 595,000 shares of common stock and 161,000 shares remain unissued.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation filed September 24, 2004 (1)
(b) By-Laws adopted September 27, 2004 (1)

10	Material Contracts

(a) Line of Credit (2)
(b) Intellectual Property Assignment Agreement (3)
(c) Bridge Loan Agreement with Lynn Cole Capital Corporation (4)
(d) Bridge Loan Agreement with Serio Capital, Ltd. (4)
(e) Bridge Loan Agreement with Mark J. Choury (4)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

*     Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

8-K Filed Date	Item Number

May 19, 2011	Item 5.02 Departure of Directors or Certain Officers

June 22, 2011	Item 5.02 Departure of Directors or Certain Officers
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEFE, Inc.
(Registrant)

Signature	Title	Date

/s/ Wayne Rod	President	August 15, 2011
Wayne Rod

/s/ Wayne Rod	Principal Accounting Officer	August 15, 2011
Wayne Rod	Chief Financial Officer