Form 10-K/A
period 2010-10-31
SEFE, INC.
filed 2011-11-07
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment Number 1)

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

Common Stock
(Title of class)

(Title of class)

EXPLANATORY NOTE:
The Registrant is amending this Form 10-K strictly to revise the audit opinion letter of Weaver & Martin, LLC for the year ended December 31, 2010.
No other disclosure was changed.

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

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

-i-

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

To the Board of Directors and Stockholders
SEFE, Inc.
Tempe, Arizona

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of SEFE, Inc. (formerly Midnight Candle Company) as of December 31, 2010 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and from September 24, 2004 (inception) through December 31, 2010 .    Amounts for the periods prior to December 31, 2009 are based on the reports of other auditors.   SEFE, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEFE, Inc. as of December 31, 2010 and the results of its operations, stockholders’ equity, and cash flows for the year then ended and from September 24, 2004 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver & Martin, LLC

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

In the mid‐‘90’s, Rod and Ogram formed a collaboration aimed at defending and litigating the Ogram Internet Patents. They formed a company called NetMoneyIn, Inc. Over a ten year period, the company successfully litigated the Ogram patents against major banks in the US, numerous credit card processing companies, and other businesses conducting business over the Internet.

In 2008, Mr. Ogram identified a new source of electrical energy, the “harvesting” of atmospheric electricity, and filed four patent applications on the basic concepts. Ogram and Rod formed SEFElectric, Inc. to commercialize the invention. The company has self‐funded prototypes as proof of concept and now seeks an arrangement to manufacture and market commercial size versions of the product.

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

SEFE, INC.
(Registrant)

By: /s/ Shannon Kerr
Shannon Kerr
President, Secretary, Treasurer, Chief Executive Officer and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Shannon Kerr	Chief Executive Officer and	November 7, 2011
Shannon Kerr	President

/s/ Shannon Kerr	Principal Financial Officer	November 7, 2011
Shannon Kerr

/s/ David Ide	Director	November 7, 2011
David Ide

/s/ Shannon Kerr	Director	November 7, 2011
Shannon Kerr