Form 10-Q
period 2011-09-30
SEFE, INC.
filed 2011-11-14
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-51842

SEFE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1763307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6821 East Thomas Road Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip Code)

(480) 294-6407
(Registrant's telephone number, including area code)

1900 W. University Dr., Suite 231 Tempe, AZ 85281
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	61,016,000 shares
(Class)	(Outstanding as at November 14, 2011)

SEFE, INC.

-i-

PART I – FINANCIAL INFORMATION
Unaudited Financial Statements

SEFE, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$8,822	$-
Prepaid expenses and other assets	133,413	100,000
Total current assets	142,235	100,000

Fixed assets, net of accumulated depreciation of $23,799 and $6,325
as of September 30, 2011 and December 31, 2010, respectively	98,023	103,351

Other assets, net of accumulated amortization of $4,075 and $1,369
as of September 30, 2011 and December 31, 2010, respectively	6,750	9,456

Total assets	$247,008	$212,807

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$7,458	$61,258
Bank overdraft	-	6,324
Accrued interest	76,604	24,044
Notes payable, net of discount of $50,278 and $0, respectively	553,283	310,000
Notes payable – related party	295,000	295,000
Payroll liabilities	25,363	31,604
Total current liabilities	957,708	728,230

Total liabilities	957,708	728,230

Stockholders’ (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized,
61,016,000 and 60,000,000 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	61,016	60,000
Additional paid-in capital	804,314	162,330
Deficit accumulated during development stage	(1,576,030)	(737,753)
Total stockholders’ (deficit)	(710,700)	(515,423)

Total liabilities and stockholders’ (deficit)	$247,008	$212,807

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(A Development Stage Company)
Condensed Statements of Operations

	For the three months ended		For the nine months ended		September 24, 2004
	September 30,		September 30,		(Inception) to
	2011	2010	2011	2010	September 30, 2011

Revenue
Sales, net of allowance of $107	$-	$-	$-	$-	$464

Cost of sales	-	-	-	-	273
Freight in	-	-	-	-	95

Gross profit	-	-	-	-	96

Expenses:
Advertising and marketing	10,450	-	17,666	-	25,244
Depreciation and amortization	6,974	4,306	20,181	4,306	27,874
Executive compensation	87,500	-	262,500	-	388,895
General and administrative expenses	69,866	47,014	148,069	85,889	226,374
Professional fees	(11,312)	-	250,528	-	383,910
Impairment expense	-	213,976	-	213,976	214,414
Total expenses	163,478	265,296	698,944	304,171	1,266,711

Loss before other expenses	(163,478)	(265,296)	(698,944)	(304,171)	(1,266,615)

Other expense:
Interest expense	(53,371)	(12,775)	(139,333)	(13,775)	(164,415)
Total other expense	(53,371)	(12,775)	(139,333)	(13,775)	(164,415)

Loss before provision for income taxes	(216,849)	(278,071)	(838,277)	(317,946)	(1,431,030)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(216,849)	$(278,071)	$(838,277)	$(317,946)	$(1,431,030)

Weighted average number of
common shares outstanding – basic
and fully diluted	61,045,348	61,733,696	60,567,839	124,851,282

Net (loss) per share – basic and fully
diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
	For the nine months ended		September 24, 2004
	September 30,		(Inception) to
	2011	2010	September 30, 2011

Cash flows from operating activities
Net loss	$(838,277)	$(317,946)	$(1,431,030)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Shares issued for services – related party	-	-	17,000
Depreciation and amortization	20,181	4,306	27,874
Impairment expense	-	213,976	213,976
Amortization of beneficial conversion feature	84,722	-	84,722
Changes in operating assets and liabilities
(Increase) in prepaid expenses and deposits	(33,413)	(100,000)	(133,413)
Increase (decrease) in accounts payable	(53,800)	9,349	7,458
Increase (decrease) in accrued interest	52,560	12,775	76,604
Increase (decrease) in payroll liabilities	(6,241)	6,872	25,363
Net cash (used in) operating activities	(774,268)	(170,668)	(1,111,446)

Cash flows from investing activities
Acquisitions of fixed assets	(12,147)	(12,875)	(66,623)
Net cash (used in) financing activities	(12,147)	(12,875)	(66,623)

Cash flows from financing activities
Bank overdraft	(6,324)	-	-
Donated capital	-	560	830
Issuance of common stock	508,000	1,000	537,500
Proceeds from note payable	307,627	179,544	497,897
Proceeds from note payable – related party	-	120,000	185,000
Payments to from note payable	(14,066)	(20,000)	(34,336)
Net cash provided by financing activities	795,237	281,104	1,186,891

NET DECREASE IN CASH	8,822	97,561	8,822

CASH AT BEGINNING OF PERIOD	-	11	-

CASH AT END OF PERIOD	$8,822	$97,572	$8,822

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services – related party	$-	$-	$167,000
Number of shares issued for services – related party	-	-	17,150,000
Shares issued for assets and debt	$-	$30,000	$30,000
Number of shares issued for assets and debt	-	30,000,000	30,000,000
Acquisition of notes payable for assignment agreement	$-	$-	$250,000
Warrants issued for services	$-	$-	$-
Number of warrants issued for services	-	-	125,000

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,431,030) for the period from September 24, 2004 (inception) to September 30, 2011, and had minimal net sales of $464.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or additional debt financing.  The Company has recently issued debt securities and is currently privately selling shares of its common stock to raise proceeds to finance its plan of operation.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2011.

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

Recent Accounting Pronouncements
The company evaluated all of the other recent accounting updates through ASU 2011-09 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings

Note 5 – Prepaid expenses and deposits

As of March 31, 2011, the Company had prepaid expenses and deposits totaling $100,000, which represent a non-refundable deposit of advertising and marketing costs to a vendor for services to be rendered.  The deposit will be expensed when the Company either proceeds with, or terminates, the agreement.  As of September 30, 2011, the balance in prepaid expenses was $95,000.

On January 12, 2011, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $2,500.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.  As of September 30, 2011, the balance in prepaid expenses was $2,014.

On February 11, 2011, the Company entered into three consulting agreements, for which the Company issued an aggregate of 150,000 shares of common stock with a fair market value of $150,000.  The deposit is expensed over twelve months, which is the term of the agreements.  During the three months ended September 30, 2011, the Company and the consultants mutually agreed to rescind the agreements.  The Company recorded the reversal of the consulting expenses and reduced common stock and additional paid in capital accordingly.  During the nine months ended September 30, 2011, the Company has recognized $0 in consulting expense due to the rescission.

On April 1, 2011, the Company entered in a one year lease agreement for office space.  The Company was required to pay a security deposit of $1,740 which was recorded as a deposit as of September 30, 2011.

On May 15, 2011, the Company financed an annual insurance policy and recorded prepaid insurance expense totaling $43,000.  The Company will amortize over twelve months which is the term of the insurance policy.  During the nine months ended September 30, 2011, the Company has recognized $17,917 in insurance expense against this prepaid expense and $25,083 remained in prepaid expenses as of September 30, 2011.

On September 14, 2011, the Company financed an annual insurance policy and recorded prepaid insurance expense totaling $7,719.  The Company will amortize over twelve months which is the term of the insurance policy.  During the nine months ended September 30, 2011, the Company has recognized $643 in insurance expense against this prepaid expense and $7,076 remained in prepaid expenses as of September 30, 2011.

Note 6 – Debt and interest expense

Through March 31, 2011, the Company borrowed a total of $15,000 from a former officer and director of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note for a total of $30,000.  At the time of the transaction, the holder was not a related party; however, as of December 31, 2010, the holder is materially controlled by a director of the Company and is thus considered to be a related entity.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  The Company has not borrowed against this note and the balance due as of September 30, 2011 is $0.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $120,000 from a related party entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of September 30, 2011, the principle balance owed on this loan is $120,000.  As of September 30, 2011, the loan is in default.  Interest expense through September 30, 2011 in relation to this note is $15,189.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 450,000 shares of common stock.  See Note 8 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $145,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of September 30, 2011, the principle balance owed on this loan is $145,000.  As of September 30, 2011, the loan is in default.  Interest expense through September 30, 2011 in relation to this note is $18,353.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 500,000 shares of common stock.  See Note 8 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $25,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of September 30, 2011, the principle balance owed on this loan is $25,000.  As of September 30, 2011, the loan is in default.  Interest expense through September 30, 2011, in relation to this note is $3,164.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 50,000 shares of common stock.  See Note 8 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

Note 6 – Debt and interest expense (continued)

Pursuant to the July 16, 2010 Intellectual Property Assignment Agreement, the Company assumed liabilities totaling $250,000 in the form of convertible notes payable, due equitably to two holders, one of which is a related party entity.  The notes are due and payable in full on May 5, 2011.  The notes bear an interest rate of 5% per annum.  As of September 30, 2011, the balance owed on this loan is $250,000.  As of September 30, 2011, the loan is in default.  Interest expense through September 30, 2011 in relation to these notes is $17,568.  The notes are convertible by the holders into shares of the Company’s common stock at a rate of $0.50 per share.

On November 2, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $50,000 from a related party entity.  The loan is due and payable in full on the earlier of November 2, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of September 30, 2011, the principle balance owed on this loan is $50,000.  Interest expense through September 30, 2011 in relation to this note is $4,548.

On January 25, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $100,000 from a third party entity.  The loan is due and payable in full on the earlier of January 25, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of September 30, 2011, the principle balance owed on this loan is $100,000.  Interest expense through September 30, 2011 in relation to this note is $7,134.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  Resultantly, a discount of $50,000 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of twelve months.  During the nine months ended September 30, 2011, a total of $34,028 has been amortized and recorded as interest expense.  As of September 30, 2011, the discount was $15,972.

On February 14, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $100,000 from a third party entity.  The loan is due and payable in full on the earlier of February 14, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of September 30, 2011, the principle balance owed on this loan is $100,000.  Interest expense through September 30, 2011 in relation to this note is $6,559.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  Resultantly, a discount of $50,000 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of twelve months.  During the nine months ended September 30, 2011, a total of $31,250 has been amortized and recorded as interest expense.    As of September 30, 2011, the discount was $18,750.

On March 11, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $70,000 from a third party entity.  The loan is due and payable in full on the earlier of February 14, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of September 30, 2011, the principle balance owed on this loan is $70,000.  Interest expense through September 30, 2011 in relation to this note is $4,088.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  Resultantly, a discount of $35,000 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of twelve months.  During the nine months ended September 30, 2011, a total of $19,444 has been amortized and recorded as interest expense.  As of September 30, 2011, the discount was $15,556.

On May 15, 2011, the Company entered into an insurance premium finance agreement, whereby the Company borrowed $32,250 from a third party.  The loan bears interest at 9% per annum with nine monthly payments of $3,719 including principal and interest.  See Note 5 – Prepaid Expenses and Deposits for additional discussion regarding the insurance premiums.

Note 6 – Debt and interest expense (continued)

On September 14, 2011, the Company entered into an insurance premium finance agreement, whereby the Company borrowed $5,377 from a third party.  The loan bears interest at 12% per annum with nine monthly payments of $628 including principal and interest.  See Note 5 – Prepaid Expenses and Deposits for additional discussion regarding the insurance premiums.

As of September 30, 2011 the Company’s notes payable are reflected net of discount totaling $50,278 in these financial statements.

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

On February 1, 2011, the Company agreed to issue an aggregate of 150,000 shares of common stock to three non-affiliated parties for consulting services rendered with a total value of $150,000.  See Note 5 for additional details concerning the consulting expense.  As of September 30, 2011, 150,000 the agreement was rescinded and shares were never issued.

During the three months ended June 30, 2011, the Company sold a total of 756,000 shares of common stock for total cash raised of $378,000.  As of June 30, 2011, the Company issued 595,000 shares of common stock and 161,000 shares remain unissued.  During the three months ended September 30, 2011, the shares were issued.

During the three months ended September 30, 2011, the Company sold a total of 260,000 shares of common stock for total cash raised of $130,000.

On September 30, 2011, the Company agreed to cancel the authorization to issue of 150,000 shares of common stock. See Note 5 – Prepaid Expenses and Deposits for additional discussion regarding the rescission of the shares.

As of September 30, 2011, there have been no other issuances of common stock.

Note 8 – Warrants

On August 3, 2010, the Company issued warrants to purchase shares of the Company’s par value common stock to one non-affiliated entity in conjunction with a legal services agreement.  The warrant holder was granted the right to purchase 125,000 shares of common stock of the Company at an exercise price of $1.00 per share, for an aggregate purchase price of $125,000.  The aggregate fair value of such options totaled $0 based on the Black Scholes Merton pricing model using the following estimates:  3.3% risk free rate, 106% volatility and expected life of the options of 24 months.

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2011 and 2010 and changes during the nine months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2009	0	$0.00
Granted	125,000	$1.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at September 30, 2010	125,000	$1.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2010	125,000	$1.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at September 30, 2011	125,000	$1.00
Warrants exercisable at September 30, 2010	9,950	$1.00
Warrants exercisable at September 30, 2011	73,125	$1.00

The following tables summarize information about stock options outstanding and exercisable at September 30, 2011:

	STOCK OPTIONS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$1.00	125,000	0.84	$1.00
	125,000	0.84	$1.00

	STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.00	73,125	$1.00
	73,125	$1.00

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

On August 3, 2010, the Company entered into a legal services agreement with a law firm for certain services to be provided over a period of three months.  The monthly retainer was $2,500 and did not take effect until approximately October 2010.  As of March 31, 2011, the Company paid a total of $5,000 in accordance with the agreement and currently owes a balance of $2,500.  As additional compensation, the Company issued options to purchase 125,000 shares of common stock of the Company, with an exercise price of $1.00.  As stated in Note 9, above, the aggregate fair value of such options totaled $0 based on the Black Scholes Merton pricing model using the following estimates:  3.3% risk free rate, 106% volatility and expected life of the options of 24 months.  No additional amounts are due and the agreement has expired as of December 31, 2010.

On August 4, 2010, the Company entered into a Media Services Agreement with a vendor for advertising and marketing services to be rendered in the amount of $500,000.  In accordance with the terms of the Agreement, the Company paid to the vendor a non-refundable deposit of $100,000.  See Note 5 for details on prepaid expenses.  The Agreement shall be in full force and effect until the services contracted for are provided by the vendor or the Company notifies the vendor of its inability or unwillingness to proceed.  In the event the Company does not terminate the agreement and the services are provided, the Company will be expected to pay an additional balance of $400,000 upon completion.  During the nine months ended September 30, 2011 and 2010, the Company recorded $5,000 and $0 of expenses related to this Agreement, respectively, and $95,000 remains in prepaid expenses.

On April 1, 2011, the Company entered into a lease agreement for office space for a period of one year.  The monthly base rent is $1,300 plus common area maintenance fees.  The Company was required to pay a security deposit totaling $1,740.

Note 10 – Related party transactions

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note for a total of $30,000.  At the time of the transaction, the holder was not a related party.  However, as of September 30, 2011, the holder is materially controlled by a director of the Company and is thus considered to be a related entity.  The Company has not borrowed against this note and the balance due as of September 30, 2011 is $0.

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

Through September 30, 2011, the Company borrowed a total of $15,000 from an officer of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

Note 11 – Subsequent Events

On September 30, 2011, the employment agreement between the Registrant and Wayne Rod expired and was not renewed.  As of October 1, 2011, the Company agreed to issue 2,000,000 shares of its common stock to Mr. Rod as part of a Separation and Release Agreement.

On September 30, 2011, the employment agreement between the Registrant and Mark Ogram expired and was not renewed.  As of October 1, 2011, the Company agreed to issue 2,000,000 shares of its common stock to Mr. Ogram as part of a Separation and Release Agreement.

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

Our patents will provide barriers to entry and fortify our foundational business construct.  In addition, SEFE will continue its forward-looking strategy resultingin additional patent filings and applications with the United States Patent and Trademark Office with the goal of protecting our Inventions through the development of our business model.  Through the date of this quarterly report, we have one issued patent, three allowed by the USPTO awaiting patent numbers and 19 more at various stages of the filing process.

1.	Issued Application No.: 13/103,988 Title: Atmospheric Electrical Generator
2.	Allowed: S/N 12/231,633 Title: Dynamic Electrical Converter System
3.	Allowed: S/N 12/321,306 Title: Atmospheric Electricity Collector
4.	Allowed: S/N 12/460,555 Title: Atmospheric Electrical Generator with Change of State
5.	Application No.: 13/103,988 Title: Strain Reduction On A Balloon System In Extreme Weather Conditions

6.	Application No.: 13/103,963
Title:  Atmospheric Energy Collection

7.	Application No.: 13/106,759
Title:  Collection of Atmospheric Ions

Results of Operations

We are focused on developing our proprietary technology that harvests static electricity in the earth’s atmosphere.  We have not generated revenues from this line of business.  Our operations remain in the development stage and we are unable to predict when, if ever, we will begin to generate revenues.  Due to the change in business occurring mid-way through the three month period ended September 30, 2010, year to year comparisons are not a reliable indicator of future prospects.  Resultantly, no comparison will be presented in this report.

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

For the three months ended September 30, 2011, we incurred operating expenses in the amount of $163,478, composed of $10,450 in advertising and marketing fees, $6,072 in depreciation related to furniture, fixtures and equipment acquired from SEFE (Delaware), $902 in amortization expense attributable to certain intangible assets acquired from SEFE (Delaware), executive compensation paid to officers of $87,500, $69,866 in general and administrative expenses and $(11,312) in professional fees, attributed to the rescission of three consulting agreements originally executed in February, 2011.

In the comparable three month period ended September 30, 2010, operating expenses totaled $265,296, consisting of $3,404 in depreciation expense, $902 in amortization expense, $47,014 of general and administrative costs and $213,976 in impairment expense, related to our July 2010 Intellectual Property Assignment Agreement, in which we acquired four U.S. patent applications.  However, estimating potential revenues and cash flows that may be generated as a result of monetizing the subject technologies is difficult.  As a result, during the quarter ended September 30, 2010, we determined it necessary to impair the value of the patents in full.

In the nine month period ended September 30, 2011, operating expenses totaled $698,944, consisting of $17,666 in advertising and marketing fees, $17,475 in depreciation expense, $2,706 in amortization, $262,500 in compensation paid to our executive officers, $148,069 of general and administrative expenses and $250,528 in professional fees.  In comparison, during the nine months ended September 30, 2010, total expenses were $304,171, of which $3,404 in depreciation expense, $902 in amortization expense, general and administrative expenses of $85,889 and $213,976 in impairment expense.

Since our inception on September 24, 2004 through September 30, 2011, aggregate operating expenditures were $1,266,711.  Our operating expenses are tied directly to our ongoing operations and growth.  As a result, we anticipate expenditures increasing through the foreseeable future and may vary dramatically from period to period.

Interest Expense

From June 2010, we have entered into several bridge loans, aggregating $860,000, bearing varying interest rates.  During the three months ended September 30, 2011, we recorded interest expense of $53,371, related to debt financing we have obtained to fund our expected operational strategies.  In the three months ended September 30, 2010, interest expense totaled $12,775.

Interest expense incurred during the nine month period ended September 30, 2011 was $139,333, compared to $13,775 in the year ago nine months ended September 30, 2010.  Since our inception through September 30, 2011, we recorded a total of $164,415 in interest expense.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the three months ended September 30, 2011 and 2010 were $216,849 and $278,071, respectively.  During the nine month periods ended September 30, 2011 and 2010, our net losses amounted to $838,277 and $317,946, respectively.  Our net loss since the date of our inception through September 30, 2011 was $1,431,030.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

As of September 30, 2011, we had $8,822 of cash on hand.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively raising additional capital by conducting additional issuances of our equity and debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Cash used in operations during the nine months ended September 30, 2011 was $774,268, compared to $170,668 of cash used in operations during the comparable period ended September 30, 2010.  Since inception, we have used $1,111,446 in cash for operations.

Cash used in investing activities was $12,147 during the nine months ended September 30, 2011, compared to $12,875 in the year ago period ended September 30, 2010.  From inception to September 30, 2010, cash used in investing activities was $66,623.

During the nine months ended September 30, 2011, net cash provided by financing activities totaled $795,237, compared to $281,104 in the year ago nine month period ended September 30, 2010.  Since our inception through September 30, 2011, $1,186,891 in cash was provided by financing activities.

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

We plan on generating revenue by selling the electricity produced by our Harmony III commercial grade units.  The key to our Harmony III unit is its ability to capture and translate the electrical source found in the atmosphere into a usable current that can be utilized in generators and existing power grids without changes to the current power infrastructure.

Milestones to be met on the way to commercializing the Harmony III include:

1.	Completing the data collection to determine how much electricity can be generated and stored by each unit over a period of time based on location, altitude, weather, and other factors;

2.	Fabrication of our initial commercial grade unit;

3.	Securing contracts with mining organizations and/or utility companies

4.	Implementation of the communications, monitoring methodologies, and security for each unit through our Network Operations Center

Through the current quarter ended September 30, 2011, we have made the following advancements in our business objectives

1.	Field test prove that we have obtained wattage at low altitudes and in sub-optimal weather conditions;
2.	The United States Patent and Trademark Organization has allowed the patent (#7,855,476) for our generator, the core of our production unit;
3.	Patent application filed for Strain Reduction on a Balloon System in Extreme Weather Conditions;
4.	Patent application filed for Atmospheric Energy Collection;
5.	Patent application filed for Collection of Atmospheric Ions; and
6.	Expanded our intellectual patent portfolio to 25 patents in various stages.

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

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  On July 16, 2010, the Company obtained certain intangible assets through an Intellectual Property Assignment Agreement.  Management of the Company reviewed the intangible assets and has decided to write down the value of the assets.  As a result of this assessment, the Company recorded impairment expense of $213,976 as December 31, 2010

Revenue recognition

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

On November 29, 2010, we issued a total of 17,000,000 restricted shares of common stock to David Ide and Shannon Kerr, both of whom serve on our board of directors.

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

On February 1, 2011, the Company agreed to issue an aggregate of 150,000 shares of common stock to three non-affiliated parties for consulting services rendered with a total value of $150,000.  See Note 5 for additional details concerning the consulting expense.  As of September 30, 2011, 150,000 the agreement was rescinded and shares were never issued.

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

During the nine months ended September 30, 2011, the Company sold a total of 1,016,000 shares of common stock for total cash raised of $508,000.  The shares were issued at a price of $0.50 per share.  There were no commissions or discounts, was not underwritten and was offered only to accredited investors.  The shares bear a restrictive transfer legend.  These transactions involved no general solicitation and involved only accredited purchasers.  Each purchaser was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended.

Other Information

        On September 30, 2011, the employment agreement between the Registrant and Wayne Rod expired and was not renewed.  Subsequent to the end of the quarter, as of October 1, 2011, the Company agreed to issue 2,000,000 shares of its common stock to Mr. Rod as part of a Separation and Release Agreement.

        On September 30, 2011, the employment agreement between the Registrant and Mark Ogram expired and was not renewed.  As of October 1, 2011, the Company agreed to issue 2,000,000 shares of its common stock to Mr. Ogram as part of a Separation and Release Agreement.

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

8-K Filed Date	Item Number

October 4, 2011	Item 5.02 Departure of Directors or Certain Officers

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEFE, Inc.
(Registrant)

Signature	Title	Date

/s/ Shannon Kerr	President	November 14, 2011
Shannon Kerr

/s/ Shannon Kerr	Principal Accounting Officer	November 14, 2011
Shannon Kerr	Chief Financial Officer