Form 10-K
period 2011-12-31
SEFE, INC.
filed 2012-03-29
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 000-51842

SEFE, INC.
(Name of small business issuer in its charter)

Nevada	20-1763307
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

6821 East Thomas Road Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 294-6407

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $_____.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 29, 2012 was 52,278,998.

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
For the year ended December 31, 2011

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

On July 16, 2010, in connection with the Assignment, we issued 30,000,000 shares of our common stock to SEFE, Inc., a Delaware Corporation in exchange for the assignment of four patent applications.  No other consideration was used by SEFE Delaware.  Accordingly, SEFE Delaware became the majority shareholder of Midnight Candle Company, owning 72.1% of its outstanding common stock.  Control was assumed from Ms. Cary, who is no longer a principal shareholder of Midnight Candle Company.  There is no arrangement between members of the former and current control group regarding election of directors or any other matters.

On July 20, 2010, we amended our articles of incorporation in the State of Nevada to change our name from Midnight Candle Company to SEFE, Inc.

In October 2011, the Principals of SEFE Delaware agreed to return 26,000,000 shares of SEFE, Inc. to the Company as a result of negotiations with the Company in exchange for an executed Separation Agreement and retention by the principals of SEFE Delaware of 4,000,000 shares of SEFE, Inc. common stock.

Our administrative office is located at 6821 East Thomas Road, Scottsdale, AZ 85251, telephone (480) 294-6407.

Our fiscal year end is December 31.

Business of Issuer

Principal Products and Principal Markets

SEFE was founded to develop and bring to market a renewable source of energy that naturally occurs in the atmosphere.  The goal of our company is to use our proprietary methodologies and inventions to capture and convert this naturally occurring atmospheric static electric energy to usable energy.  SEFE’s energy production strategies aim to create and proliferate technologies that are un-intrusive to existing communities, are easily adoptable, provide high output and leave a small carbon footprint.  The SEFE system is designed to operate by capturing static electricity from the atmosphere and making it usable for mining, manufacturing, and construction companies; utility companies; mining relief organizations; among others.  This is a renewable source, but also one that is non-polluting, efficient, and economical.

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

SEFE’s patented and patent-pending technology allows for the capture of existing static electricity from the atmosphere, the transformation of that static electricity into usable power, and the mechanisms to either direct this power directly into existing grids or generators, or to store the energy for later use.  There is considerably low implementation cost relative to the amount of power that can be created by utilization of our devices, technology, and network operations center. Additionally, the use of our technology leaves a relatively small carbon footprint compared to existing technologies.

Our initial potential client base is comprised of mining, manufacturing, and construction operations.  There are plentiful concerns of this type of various sizes across the country, and a large portion of their costs (often up to 70% depending on the location of individual mines) is related to transportation of the fuel required to operate the operations.  We have been focusing on how best to develop relationships with multiple participants in these spaces that we anticipate will provide us into an entrance into their markets.  Our strategy with these large client platforms is to license our units to potential clients and sell the electricity that our units produce.  This will provide us with recurring and ongoing revenue streams as each unit can be re-deployed to a new client as needed.  These clients also represent SEFE’s fastest path to market as each will be able to help build the correctly constructed units around our agnostic energy-harvesting technology based on their needs and protocols.  Our potential customer base also consists of existing utility companies and cooperatives (co-ops) thereof.  There are currently 900 co-ops in the US market which collectively control over 50% of the grid and service much of the market in the US.  We have an established relationship with one of these co-ops which will allow us an entry into the co-op market and provide a strong strategic position with regard to nationwide alliance.  These strategies, we believe, will eventually provide a springboard for expansion into foreign markets and protection therein.

A key to SEFE’s ability to provide value to its shareholders is through the protection afforded by the Company’s intellectual property portfolio.  This is an ever-developing asset owned by the Company and its shareholders.  It is consistently evolving due to the ongoing tests and research conducted by SEFE’s scientific team into how to best improve the Harmony product as well as to expand into other product offerings in the future.  It will be highlighted later in this document.

Distribution Methods of the Products and Services

We plan on generating revenue by selling the electricity produced by our Harmony III commercial grade units.  Milestones to be met on the way to this goal include:

1.
Deployment of our proprietary detection system in order to determine which factors most strongly affect the availability of atmorspheric electricity in any given area.  This will determine schedules of ongoing tests as well as where to actively begin educating clients about how SEFE’s products can affect their businesses.

2.	Ongoing data collection to determine how much electricity can be generated/ stored by each unit over a period of time based on location, altitude, weather, and other factors;

3.	Fabrication of our initial commercial grade unit;

4.	Securing contracts with mining/manufacturing/construction organizations

5.	Implementation of the communications, monitoring methodologies, and security for each unit through our Network Operations Center

6.	Ongoing grant writing in order to prove our technology for implementation in utility companies and other regulated spaces

We currently have no marketable units and therefore have not begun to distribute any products.

Industry Background and Competition

There exists in our global community a large and ever expanding need for affordable energy.  Events of the past several years have illustrated an urgency for the United States to break free of its independence on foreign oil sources and traditional fossil fuels and have created an environment that is open to other, cheaper sources of power.  SEFE’s technology provides for direct supplemental electricity supplies to the existing power grids at a fraction of the cost co-operatives and utility companies – and, by extension consumers – are currently paying.  We do not seek to replace or rebuild the current electricity infrastructure.  However, we see an attractive opportunity to use our technology to take pressure off power plants and provide an affordable enhancement to supplies of electricity.  We also see a large opportunity to have a tangible effect on the structure of disaster relief in our nation and others.  Natural disasters of the past several years (Haiti, Hurricane Katrina, earthquakes in South America and Asia, etc.) have illustrated a need for impromptu medical centers as well as temporary housing for displaced victims.  We aim to provide an affordable method to support these efforts by providing  electricity that can be deployed rapidly to power these communities as the needs arise.

When compared with fossil fuel, SEFE systems are non-polluting and produce no carbon dioxide emissions in their energy production.  Recent estimates placed the amount of carbon dioxide produced by fossil fuels each year at nearly 22 gigatons.  Based on projections, this amount could be dramatically reduced with the implementation of the SEFE network.

SEFE systems are additionally more economical when compared with other alternative energy solutions.  Our systems will supplement existing alternative energy solutions, turning them from competitors into partners.  There are currently large national initiatives aimed at increasing our reliance on various forms of alternative energy over fossil fuels.  One initiative calls for the implementation of a wind based alternative energy infrastructure to be rolled out within the United States.  A cost analysis of other sources of alternative energy has taught us that the capital and energy required to produce solar and wind power and transmit it to the power grid make it very difficult for those methods to be efficient in the current market.  We have already conducted field tests to prove the existence of static electricity in the atmosphere and that it can generate sufficient power to meet energy needs when harnessed correctly.  The cost-effectiveness of SEFE-generated electricity is based on the fact that our units require very little overhead cost compared to the amount of power that we anticipate they will produce.

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

Intellectual Property

SEFE currently has four patents issued by the US Patent and Trademark Office; another patent has been recently allowed by the USPTO and we are awaiting its patent number assignment; and we have submitted eighteen additional  United States Patent Applications.  These applications have been researched, written, and filed to protect the Company’s core intellectual property. Upon issuance, our patents will continue to provide barriers to entry and fortify our foundational business construct. In addition, SEFE will continue its forward-looking strategy resulting in additional patent filings and applications with the U.S.P.T.O. with the goal of protecting our inventions through the development of our business model.  Our U.S.P.T.O strategies provide what we hope will be a level of risk mitigation and a protection of value for our shareholders now and in the future. We feel our ownership of the space related to SEFE products and services are vital to the growth of our company and enhanced value to our shareholders.

Effect of Existing or Probable Governmental Regulations

Government regulations require that utility companies produce a certain amount of power through sources not owned by themselves.  They also require that certain levels of renewable energy are utilized each year.

In addition, with the EU and other European countries firmly positioned to mandate carbon credits, SEFE, Inc. could fill a large void in those markets where value is associated with clean energy resources over, and therefore a higher price paid, over traditional or direct reductions from fossil fuel or non-green energy consortiums.

Number of total employees and number of full time employees

SEFE is currently in the development stage.  During the development stage, we plan to rely exclusively on the services of a few employees, our officers, support staff, independent contractors, and our directors to set up our initial business operations.  Our CEO is involved in our business on a daily basis and is prepared to dedicate additional time, as needed to execute our business strategies.  At this time, there are three additional full-time employee and several part-time independent contractors. Our full-time employees are working in SEFE’s Science and Technology center and in marketing our company to potential clients.  Our  support staff comprises the majority of our executive services and financial systems in conjunction with our executive management and Audit Committee Chairman. We expect to hire additional employees over the next 12 months as we continue to enhance our Science and Technology center, move into fabrication of Harmony Units, and contemplate additional product offerings in order to increase value to our shareholders.

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

The company is in the process of commercially developing our Harmony Units.  Our technology is new and commercially untested and there can be no assurance that the Company can develop commercially salable products.  We have a limited operations record, on which you can evaluate our business and prospects.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, established distribution channels and lack of brand recognition.  SEFE cannot guarantee that we will be successful in executing our proposed alternative energy business.  If we fail to implement and create a base of operations for our proposed business, we may be forced to cease operations, in which case investors may lose their entire investment.

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

The Company believes that its continued success will depend to a significant extent upon the efforts and abilities of its executive officers and certain key employees.  The Company has employment agreements with its executive officer, however, failure of the Company to retain the services of its executive officers, or to attract and retain additional qualified personnel, could adversely affect the Company’s business, financial condition and results of operations.  The Company does not carry key-man life insurance on any of its executive officers.

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

SEFE operates in a highly competitive market segment.  Our competitors include larger and more established companies at local, regional, and national levels.  Generally, our actual and potential competitors have longer operating histories, significantly greater financial and marketing resources, as well as greater name recognition.Therefore, many of these competitors may be able to devote greater resources than SEFE to sales and marketing efforts, expanding their operations and hiring and retaining key employees.  There can be no assurance that our current or potential competitors will not develop or offer comparable or superior products to those expected to be offered by us.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

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

We may not be able to protect our patents and intellectual property and we could incur substantial costs defending against infringers of our proprietary technology or defending against claims that our products infringe on the proprietary or other rights of third parties.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We use office space at 6821 East Thomas Road, Scottsdale, Arizona 85251.  A related party provides this space to us at no charge.  We believe that this arrangement is suitable given that our current administrative needs are minimal and are being met by this arrangement.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  Our Science and Technology Center is currently located at 3200 Valmont Boulder, CO 80301.  We rent this office at a rate of approximately $1,300 per month plus common area maintenance fees.  We have been leasing this facility for the past year and are currently planning a move to a larger space in the Boulder area in order to meet our expanding needs for fabrication testing and acquisition of like technologies.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Our common stock is quoted on the NASD’s OTC Bulletin Board under the trading symbol “SEFE.ob.”  The high and low closing prices of our common stock for the periods indicated are set forth below.  These closing prices do not reflect retail mark-up, markdown or commissions.

Year ended December 31, 2011	High	Low

First Quarter	$1.01	$1.00
Second Quarter	$1.35	$1.02
Third Quarter	$1.35	$0.60
Fourth Quarter	$1.01	$0.51

On December 30, 2011 the closing bid price on the OTC Bulletin Board for our common stock was $0.51 per share.

The shares quoted are not now, but could become subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission.  Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the company’s common stock and may affect the ability of shareholders to sell their shares.

Shares Available Under Rule 144

As of December 31, 2011, we had 31,196,000 shares of common stock outstanding,  In general, under the recently amended Rule 144 which became effective on February 15, 2008 a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least six months (subject only to the Rule 144(c) public information requirement until the securities have been held for one year), previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.	1% of the then outstanding shares of our common stock; or

2.	The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least one year previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

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

Holders

As of December 31, 2011, we had 31,196,000 shares of $0.001 par value common stock issued and outstanding held by 76 shareholders of record.  Our transfer agent is: Island Stock Transfer, Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701, and phone: (727) 289-0010, fax: (727) 289-0069.

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

On June 25, 2010, we entered into three Bridge Loan Agreements, with collectively, the “Holders”, for $145,000, $120,000, and $25,000, respectively, for an aggregate amount of $290,000.  The Notes bear an interest rate of 10% per annum, payable on Maturity.  During the year ended December 31, 2011, the Holders sold the Notes to third-party investors in transactions not involving the Company.  As of December 31, 2011, the notes were in default.  In connection with the Notes, and for no additional consideration, we issued to the Holders an aggregate of 1,000,000 shares of common stock.  Subsequent to December 31, 2011, the period covered by this annual report the holders converted the principal amount of the notes into 8,847,456 shares of common stock and all interest accrued thereupon has been forgiven.

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

Additionally, in connection with the July 16, 2010 Intellectual Property Assignment Agreement, we assumed liabilities totaling $250,000 in the form of convertible notes payable, due equitably to two holders, one of which is a related party entity.  The notes bear an interest rate of 5% per annum.  During the year ended December 31, 2010, the Holders sold the Notes to four individuals.  The Notes were due and payable in full on May 5, 2011.  As of December 31, 2011, the loan is in default.  The notes are convertible by the holders into shares of our common stock at a rate of $0.50 per share.  Subsequent to December 31, 2011, the holders converted the principal amount of the notes into 7,627,118 shares of common stock and all interest accrued has been forgiven.

On August 3, 2010, we issued warrants to purchase shares of our par value common stock to one non-affiliated entity in conjunction with a legal services agreement.  The warrant holder was granted the right to purchase 125,000 shares of common stock at an exercise price of $1.00 per share, for an aggregate purchase price of $125,000.  The warrants expire in August of 2012.

On November 2, 2010, we entered into a Bridge Loan Agreement, whereby we borrowed $50,000 from a related party entity.  As of December 31, 2011, the loan is in default.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2011, the lender sold the promissory note to an individual.  Subsequent to December 31, 2011, the holder converted the principal amount of the note into 1,525,424 shares of common stock and all interest accrued has been forgiven.

On November 29, 2010, we issued a total of 17,000,000 restricted shares of common stock to David Ide and Shannon Kerr, both of whom serve on our board of directors.

From January through March 2011, we entered into three Convertible Debenture Agreements with a third-party entity to borrow an aggregate $270,000 from a third party entity.  The notes are convertible at our sole discretion into shares of our par value common stock at a rate of $0.50 per share of common stock.

As of October 1, 2011, we entered into Separation Agreements, with Addendums thereto, for the principals of SEFE Delaware to return for cancellation 26,000,000 of the 30,000,000 shares of common stock issued to SEFE Delaware originally issued in connection with the July 13, 2010 Intellectual Property Assignment Agreement.  Messrs. Rod and Ogram are each retaining 2,000,000 of the remaining 4,000,000 shares still issued and outstanding.

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

During the year ended December 31, 2011, we sold 1,274,000 shares of common stock for total cash raised of $637,000.  The shares were issued at a price of $0.50 per share.  There were no commissions or discounts, was not underwritten and was offered only to accredited investors.  The shares bear a restrictive transfer legend.  These transactions involved no general solicitation and involved only accredited purchasers.  Each purchaser was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended.

 ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

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

As of October 1, 2011, we entered into Separation Agreements, with Addendums thereto, for the principals of SEFE Delaware to return for cancellation 26,000,000 of the 30,000,000 shares of common stock issued to SEFE Delaware originally issued in connection with the July 13, 2010 Intellectual Property Assignment Agreement.  Messrs. Rod and Ogram are each retaining 2,000,000 of the remaining 4,000,000 shares still issued and outstanding.

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

Our patents will provide barriers to entry and fortify our foundational business construct. In addition, SEFE will continue its forward-looking strategy resulting in additional patent filings and applications with the United States Patent and Trademark Office with the goal of protecting our Inventions through the development of our business model.  Through the date of this quarterly report, we have one issued patent, three allowed by the USPTO awaiting patent numbers and 19 more at various stages of the filing process:

1.	Issued Patent Number:.: 77,855,476
Title: Atmospheric Electrical Generator

2.	Issued Patent Number: 8,102,078
Title: Dynamic Electrical Converter System

3.	IssuedIssued Patent Number: 8,102,082
Title: Atmospheric Electricity Collector

4.	IssuedIssued Patent Number: 8,102,083
Title: Atmospheric Electrical Generator with Change of State

5.	Application No.: 13/103,988
Title: Strain Reduction On A Balloon System In Extreme Weather Conditions

6.	Application No.: 13/103,963
Title:  Atmospheric Energy Collection

7.	Application No.: 13/106,759
Title:  Collection of Atmospheric Ions

Results of Operations

During the year ended December 31, 2010, we discontinued our prior candle business and have dedicated our focus on developing our proprietary technology that harvests static electricity in the earth’s atmosphere.  We have not generated revenues from this new line of business.  Our operations remain in the development stage and we are unable to predict when, if ever, we will begin to generate revenues.  Due to a change in business, year-to-year comparisons are not significant and are not a reliable indicator of future prospects.

Operating Expenses

In the course of our operations, we incur operating expenses composed largely of general and administrative costs and professional fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  Accounting fees include: auditing by our independent registered public accountants, bookkeeping, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services.  Professional fees include: transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; and Edgarization fees for the submission of reports and information statements with the U.S. Securities and Exchange Commission.  We have also incurred costs that are the result of the development and testing of our proprietary technologies, which aim to harvest atmospheric electricity.

For the year ended December 31, 2011, we incurred operating expenses in the amount of $895,867, composed of $113,116 in advertising and marketing fees, $23,547 in depreciation related to furniture, fixtures and equipment acquired from SEFE (Delaware), $3,608 in amortization expense attributable to certain intangible assets acquired from SEFE (Delaware), executive compensation paid to officers of $262,500, $193,634 in general and administrative expenses and $299,462 in professional fees.

In the comparable year ended December 31, 2010, we incurred operating expenses in the amount of $513,331, composed of impairment expense in the amount of $213,976, executive compensation of $126,395 and professional fees in the amount of $96,212.  Via the July 2010 Intellectual Property Assignment Agreement, we acquired four U.S. patent applications valued at $213,976.  However, estimating potential revenues and cash flows that may be generated as a result of monetizing the subject technologies is difficult.  As a result, during the year ended December 31, 2010, we determined it necessary to impair the value of the patents in full.

Since our inception on September 24, 2004 through December 31, 2011, aggregate operating expenditures were $1,463,634.  Our operating expenses are tied directly to our ongoing operations and research and development.  As a result, we anticipate expenditures increasing through the foreseeable future and may vary dramatically from period to period.

Interest Expense

In 2010, we entered into several bridge loans, aggregating $860,000, bearing varying interest rates.  During the year ended December 31, 2011, we recorded interest expense of $192,856, related to debt financing we have obtained to fund our expected operational strategies.  Interest expense incurred during the year ended December 31, 2010 was $25,082.  Since inception to December 31, 2011, we incurred $217,938 in interest expense.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the years ended December 31, 2011 and 2010 were $1,088,723  and $538,413, respectively.  Our net loss since the date of our inception through December 31, 2011 was $1,681,476.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operations during the year ended December 31, 2011 was $840,137, compared to $282,963 of cash used in operations during the comparable period ended December 31, 2010.  Since inception, we have used $1,177,315 in cash for general operations and developmental activities.

Cash used in investing activities was $12,147 during the year ended December 31, 2011, compared to $54,476 in the year ago period ended December 31, 2010.  From inception to December 31, 2010, cash used in investing activities was $66,623 related to the purchase and acquisition of fixed assets and intellectual property.

During the year ended December 31, 2011, net cash provided by financing activities totaled $913,668.  The bulk of cash was provided by sales of our common stock, to the tune of $637,000, as well as issuances of debt securities totaling $307,627 during the year ended December 31, 2011.  In comparison, during the year ended December 31, 2010, financing activities provided $337,428 in cash, primarily from issuances of our notes payable aggregating $349,544 in cash, of which $170,000 is owed to a related party.  Since our inception through December 31, 2011, $1,305,322 in cash was provided by financing activities.

As of December 31, 2011, we had $61,384 of cash on hand.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively raising additional capital by conducting additional issuances of our equity and debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Subsequent to the year ended December 31, 2011, the period covered by this annual report, our management has made significant attempts to bolster our balance sheet and obtain operating capital.  To this end, we have arranged with our note holders to convert $590,000 of our bridge notes, into 17,999,998 shares of our common stock.  All interest accrued thereupon has been forgiven as of the dates of conversion.  Additionally, we sold 383,000 shares of common stock for cash of $179,000, between January 1, 2012 and March 29, 2012.

Our management expects to incur up to, but not in excess of, $425,000 in research and development costs.

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

Plan of Operation

SEFE has recognized an alternative source of energy that naturally occurs in the atmosphere.  This energy can be captured and converted to usable electricity with a proprietary methodology developed or otherwise owned by SEFE.  The SEFE system operates by capturing static electricity from the atmosphere and making it usable for utility companies.  This is a renewable source, but also one that is non-polluting and economical.  The SEFE system is designed to operate in the following manner:

•	An electrical lead held aloft by a suspension mechanism
•	Static electricity is absorbed by the lead
•	The direct current of electricity is converted to an alternating current using our proprietary methods
•	The collected electricity is sent to an isolated platform
•	The platform sends the current to a converter to do either one of the following:
•	Translate the direct current into an alternating current in usable form and
•	Convert the electricity back into direct current and stores it in batteries for later use
•	Electricity is communicated to existing residential and commercial locations (using the existing power distribution infrastructure from the utility companies)

We currently work with a number of professional firms who provide various consulting, advisory and/or other service essential to our operations:

1.	Greenberg Traurig, LLP – securities counsel
2.	Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC – intellectual property, mergers and acquisitions and general counsel
3.	Weaver, Martin & Samyn, LLC - independent registered certified public accounting firm.

For additional information about our company and our business, you can visit our corporate website at www.sefelectric.com.  It currently contains access to our reporting information and we plan to continue providing access to our reporting information through this corporate website.

Ongoing data collection continues to measure the amount of atmospheric electricity available in various weather conditions, amounts of cloud cover, altitudes, and elevations above sea level.  We will capitalize on the information gleaned from our most recent and upcoming tests in order to move into fabrication of our commercial grade units.  We have strategically studied topography and weather conditions throughout the United States in order to determine the areas where we might harvest the maximum amount of electricity.  Much of 2011 has been spent developing, building, and doing in-lab testing of SEFE’s proprietary detection system.  This system will help determine where we might find maximum available atmospheric energy sources in order to best concentrate our sales efforts.  We have also conducted research into the relevant details of the largest mining, manufacturing, and construction concerns across the United States to determine how much electricity our units would be able to generate for those potential clients under their current conditions and, by extension, how much our units would be able to provide in savings to these potential customers.  In the event that we are unable to receive funding, it may be impossible for us to meet these stated milestones and continue on the path toward the generation of revenue.

We plan on generating revenue by selling the electricity produced by our Harmony III commercial grade units,, as well as by leasing the units themselves.  The key to our Harmony III unit is its ability to capture and translate the electrical source found in the atmosphere into a usable current that can be utilized in generators and existing power grids without changes to the current power infrastructure.

Milestones to be met on the way to commercializing the Harmony III include:

1.	Completing the data collection to determine how much electricity can be generated and stored by each unit over a period of time based on location, altitude, weather, and other factors;

2.	Fabrication of our initial commercial grade unit;

3.	Securing contracts with mining organizations and/or utility companies

4.	Implementation of the communications, monitoring methodologies, and security for each unit through our Network Operations Center

Through the current year ended December 31, 2011, we have made the following advancements in our business objectives:

1.	Field tests prove that we have obtained wattage at low altitudes and in sub-optimal weather conditions;
2.
Initial development and fabrication of proprietary Atmospheric Energy Detection System with mechanisms to measure changes in available power in various weather conditions and at a range of altitude, elevation,  and humidity levels.

3.	The United States Patent and Trademark Organization has issued the following patents:

a.	Issued Patent Number:.: 7,855,476 Title: Atmospheric Electrical Generator

b.	Issued Patent Number: 8,102,078 Title: Dynamic Electrical Converter System

c.	Issued Patent Number: 8,102,082 Title: Atmospheric Electricity Collector

d.	Issued Patent Number: 8,102,083 Title: Atmospheric Electrical Generator with Change of State

4.	The USPTO has accepted the applications for the following patents:

Application No.: 13/103,988
Title: Strain Reduction On A Balloon System In Extreme Weather Conditions

Application No.:  13/103,963
Title:  Atmospheric Energy Collection

Application No.:  13/106,759
Title:  Collection of Atmospheric Ions

5.	Expanded our intellectual patent portfolio to 22 patents in various stages.

6.	Ongoing development of new technologies to improve the commercial scalability of our technology

7.	Formation of capital to move forward with development, testing, and fabrication

8.	Research into potential clients across multiple industries which will allow SEFE to generate revenue through several channels (licensing of hardware, maintenance, sale of power, etc.)

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

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company commenced amortization during the quarter ended September 30, 2010, once the economic benefits of the assets began to be consumed.  Amortization expense for the years ended December 31, 2011 and 2010 totaled $3,608 and $1,369, respectively.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  On July 16, 2010, the Company obtained certain intangible assets through an Intellectual Property Assignment Agreement.  Management of the Company reviewed the intangible assets and has decided to write down the value of the assets.  As a result of this assessment, the Company recorded impairment expense of $213,976 during the year ended December 31, 2010.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2011 or 2010.  Depreciation expense for the years ended December 31, 2011 and 2010 totaled $23,546 and $6,325, respectively.

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  There was no revenue for the years ended December 31, 2011 or 2010.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2011 and 2010, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See note 12 for further details.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEFE, Inc.
(A Development Stage Company)

Balance Sheets
as of
December 31, 2011 and 2010

and

Statements of Operations,
Stockholders’ (Deficit), and
Cash Flows
For the years ended
December 31, 2011 and 2010
and for the period from September 24, 2004 (Inception)
to
December 31, 2011

WEAVER, MARTIN & SAMYN, LLC

To the Board of Directors and Stockholders
SEFE, Inc.
Tempe, Arizona

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of SEFE, Inc. (a development stage company) as of December 31, 2011and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  SEFE, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEFE, Inc. as of December 31, 2011and 2010 and the results of its operations, stockholders’ deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Weaver, Martin & Samyn, LLC
Kansas City, Missouri
March 29, 2011

Certified Public Accountants & Consultants
411 Valentine, Suite 300
Kansas City, Missouri 64111
Phone: (816) 756-5525
Fax: (816) 756-2252

SEFE, INC.
(A Development Stage Company)
Balance Sheets

	December 31,
	2011	2010
Assets

Current assets:
Cash	$61,384	$-
Prepaid expenses and deposits	24,854	100,000
Total current assets	86,238	100,000

Fixed assets, net of accumulated depreciation of $29,871 and $6,325 as of December 31, 2011 and 2010, respectively	91,952	103,351

Website, net of accumulated amortization of $4,075 and $1,369 as of December 31, 2011 and 2010, respectively	5,848	9,456

Total assets	$184,038	$212,807

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$30,186	$61,258
Bank overdraft	-	6,324
Accrued interest	95,471	24,044
Notes payable, net of discount of $16,528 and $0, respectively	576,465	310,000
Notes payable – related party	295,000	295,000
Payroll liabilities	19,062	31,604
Total current liabilities	1,016,184	728,230

Total liabilities	1,016,184	728,230

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 31,196,000 and 60,000,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively	31,196	60,000
Common stock owed by not issued, 4,078,000 at December 31, 2011	4,078	-
Additional paid-in capital	959,056	162,330
Deficit accumulated during development stage	(1,826,476)	(737,753)
Total stockholders’ (deficit)	(832,146)	(515,423)

Total liabilities and stockholders’ (deficit)	$184,038	$212,807

The accompanying notes are an integral part of these financial statements.

SEFE, INC.
(A Development Stage Company)
Statements of Operations

	For the years ended December 31,		September 24, 2004 (Inception) to December 31, 2011
	2011	2010

Revenue
Sales, net of allowance of $107	$-	$-	$464

Cost of sales	-	-	273
Freight in	-	-	95

Gross profit	-	-	96

Expenses:
Advertising and marketing	113,116	7,578	120,694
Depreciation and amortization	27,155	7,693	34,848
Executive compensation	262,500	126,395	388,895
General and administrative expenses	193,634	61,477	271,939
Professional fees	299,462	96,212	432,844
Impairment expense	-	213,976	214,414
Total expenses	895,867	513,331	1,463,634

Loss before other expenses	(895,867)	(513,331)	(1,463,538)

Other expense:
Interest expense	(192,856)	(25,082)	(217,938)
Total other expense	(192,856)	(25,082)	(217,938)

Loss before provision for income taxes	(1,088,723)	(538,413)	(1,681,476)

Provision for income taxes	-	-	-

Net (loss)	$(1,088,723)	$(538,413)	$(1,681,476)

Weighted average number of common shares outstanding – basic and fully diluted	54,139,447	105,757,260

Net (loss) per - basic and fully diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

SEFE, INC.
(A Development Stage Company)
Statements of Stockholders’ Deficit

	Common Stock		Stock owed But not	Additional Paid-in	(Deficit) Accumulated During the Development
Description	Shares	Amount	Issued	Capital	Stage	Total

Balance, September 24, 2004	-	$-	$-	$-	$-	$-

Issuances of shares for cash	150,000,000	150,000	-	(145,000)	-	5,000

Net loss for the period September 24, 2004(inception) through December 31, 2004	-	-	-	-	(5,113)	(5,113)

Balance, December 31, 2004	150,000,000	150,000	-	(145,000)	(5,113)	(113)

Issuances of shares for cash	6,900,000	6,900	-	16,100	-	23,000

Forgiveness of note payable by officer	-	-	-	500	-	500

Net loss for the year ended December 31, 2005	-	-	-	-	(10,081)	(10,081)

Balance, December 31, 2005	156,900,000	156,900	-	(128,400)	(15,194)	13,306

Net loss for the year ended December 31, 2006	-	-	-	-	(14,617)	(14,617)

Balance, December 31, 2006	156,900,000	156,900	-	(128,400)	(29,811)	(1,311)

Net loss for the year ended December 31, 2007	-	-	-	-	(6,879)	(6,879)

Balance, December 31, 2007	156,900,000	156,900	-	(128,400)	(36,690)	(8,190)

Net loss for the year ended December 31, 2008	-	-	-	-	(10,620)	(10,620)

Balance, December 31, 2008	156,900,000	156,900	-	(128,400)	(47,310)	(18,810)

Net loss for the year ended December 31, 2009	-	-	-	-	(7,030)	(7,030)

Balance, December 31, 2009	156,900,000	156,900	-	(128,400)	(54,340)	(25,840)

Donated Capital	-	-	-	560	-	560

Reclassification	-	-	-	145,000	(145,000)	-

Issued for notes payable	1,000,000	1,000	-	-	-	1,000

Cancellation of stock	(144,900,000)	(144,900)	-	144,900	-	-

Issued for assets	30,000,000	30,000	-	-	-	30,000

Issued for services	17,000,000	17,000	-	-	-	17,000

Forgiveness of debt	-	-	-	270	-	270

Net loss for the year ended December 31, 2010	-	-	-	-	(538,413)	(538,413)

Balance, December 31, 2010	60,000,000	60,000	162,355	162,330	(737,753)	(515,423)

Discount related to beneficial conversion feature issued with notes payable	-	-	-	135,000	-	135,000

Issued for cash	1,274,000	1,166	108	635,726	-	637,000

Cancellation of stock	(25,970,000)	(29,970)	3,970	26,000	-	-

Net loss for the year ended December 31, 2011	-	-	-	-	(1,088,723)	(1,088,723)

Balance, December 31, 2011	31,196,000	$31,196	$4,078	$959,056	$(1,826,476)	$(832,146)

The accompanying notes are an integral part of these financial statements.

SEFE, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the years ended December 31,		September 24, 2004 (Inception) to December 31,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(1,088,723)	$(538,413)	$(1,681,476)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services – related party	-	17,000	17,000
Depreciation and amortization	27,155	7,693	34,848
Impairment expense	-	213,976	213,976
Amortization of beneficial conversion feature	118,472	-	118,472
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and deposits	75,146	(100,000)	(24,854)
Increase (decrease) in accounts payable	(31,072)	61,133	30,186
Increase (decrease) in accrued interest	71,427	24,044	95,471
Increase (decrease) in payroll liabilities	(12,542)	31,604	19,062
Net cash (used in) operating activities	(840,137)	(282,963)	(1,177,315)

Cash flows from investing activities
Acquisitions of fixed assets	(12,147)	(54,476)	(66,623)
Net cash (used in) financing activities	(12,147)	(54,476)	(66,623)

Cash flows from financing activities
Bank overdraft	(6,324)	6,324	-
Donated capital	-	830	830
Proceeds from sale of common stock	637,000	1,000	666,500
Proceeds from note payable	307,627	179,544	497,897
Proceeds from note payable – related party	-	170,000	185,000
Payments to from note payable	(24,635)	(20,270)	(44,905)
Net cash provided by financing activities	913,668	337,428	1,305,322

Net increase (decrease) in cash	61,384	(11)	61,384

Cash at beginning of year	-	11	-

Cash at end of year	$61,384	$-	$61,384

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services – related party	$-	$17,000	$17,000
Number of shares issued for services – related party	-	17,000,000	17,000,000
Shares issued for assets and debt	$-	$30,000	$30,000
Number of shares issued for assets and debt	-	30,000,000	30,000,000
Acquisition of notes payable for assignment agreement	$-	$250,000	$250,000
Warrants issued for services	$-	$-	$-
Number of warrants issued for services	-	125,000	125,000

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

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2011 and 2010.

Accounts receivable
Accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest.  The Company provides for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable, however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  On a periodic basis, management evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days.  Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.  There were no accounts receivable as of December 31, 2011 or 2010.

Inventory
Inventories, consisting of products available for sale, are accounted for using the FIFO method, and are valued at the lower of cost or market value.  This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.  Based on this evaluation, we adjust the carrying amount of our inventories to lower of cost or market value.  There was no inventory as of December 31, 2011 or 2010.

SEFE, Inc.
(a Development Stage Company)
Notes to Financial Statements

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

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company commenced amortization during the quarter ended September 30, 2010, once the economic benefits of the assets began to be consumed.  Amortization expense for the years ended December 31, 2011 and 2010 totaled $3,608 and $1,369, respectively.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to the amount by which the carrying value exceeds the fair value.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  On July 16, 2010, the Company obtained certain intangible assets through an Intellectual Property Assignment Agreement.  Management of the Company reviewed the intangible assets and has decided to write down the value of the assets.  As a result of this assessment, the Company recorded impairment expense of $213,976 during the year ended December 31, 2010.

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

SEFE, Inc.
(a Development Stage Company)
Notes to Financial Statements

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2011 or 2010.  Depreciation expense for the years ended December 31, 2011 and 2010 totaled $23,546 and $6,325, respectively.  See Note 5 for further details.

Revenue recognition
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  There was no revenue for the years ended December 31, 2011 or 2010.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2011 and 2010, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See note 12 for further details.

Advertising and marketing costs
The Company expenses all costs of advertising as incurred.  As of December 31, 2011 and 2010, there was $18,116 and $7,578 in advertising and marketing costs, respectively.

Loss per Common Share
Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) and diluted EPS on the face of statements of operations.  Basic EPS is computed by dividing reported losses by the weighted average shares outstanding.  Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share has been computed assuming the conversion of the convertible long-term debt and the elimination of the related interest expense, and the exercise of stock warrants. Loss per common share has been computed using the weighted average number of common shares outstanding during the year. For the years ended December 31, 2011 and 2010, the assumed conversion of convertible preferred shares and the exercise of stock warrants have not existed and thus are anti-dilutive due to the Company’s net losses and are excluded in determining diluted loss per share.

SEFE, Inc.
(a Development Stage Company)
Notes to Financial Statements

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  See Note 13 for further details.

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

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception

Recently Issued Accounting Pronouncements
The Company has evaluated the recent accounting pronouncements through March 2012 and believes that none of them will have a material effect on the company’s financial statements.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,681,476) for the period from September 24, 2004 (inception) to December 31, 2011, and had minimal net sales of $464.

SEFE, Inc.
(a Development Stage Company)
Notes to Financial Statements

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or additional debt financing.  The Company has issued debt securities and is contemplating conducing an offering of its common stock to raise proceeds to finance its plan of operation.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 4 – Prepaid expenses and deposits

As of December 31, 2010, the Company had prepaid expenses and deposits totaling $100,000, which represent a non-refundable deposit of advertising and marketing costs to a vendor for services to be rendered.  The deposit will be expensed when the Company either proceeds with, or terminates, the agreement.  During the year ended December 31, 2011, the Company expensed $100,000.  As of December 31, 2011, the balance in prepaid expenses relating to this was $0.

On January 12, 2011, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $2,500.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.  As of December 31, 2011, the balance in prepaid expenses was $2,500.

On February 11, 2011, the Company entered into three consulting agreements, for which the Company issued an aggregate of 150,000 shares of common stock with a fair market value of $150,000.  The deposit was to be expensed over twelve months, which was the term of the agreements.  During the year ended December 31, 2011, the Company and the consultants mutually agreed to rescind the agreements and not issue the shares.  The Company recorded the reversal of the consulting expenses and reduced common stock and additional paid in capital accordingly.  During the year ended December 31, 2011, the Company has recognized $0 in consulting expense due to the rescission and there is $0 remaining in prepaid expenses relating to these agreements.

On April 1, 2011, the Company entered in a one year lease agreement for office space.  The Company was required to pay a security deposit of $1,740 which was recorded as a deposit as of December 31, 2011.

On May 15, 2011, the Company financed an annual insurance policy and recorded prepaid insurance expense totaling $43,000.  The Company will amortize over twelve months which is the term of the insurance policy.  During the year ended December 31, 2011, the Company has recognized $28,667 in insurance expense and $14,333 remained in prepaid expenses as of December 31, 2011.

On September 14, 2011, the Company financed an annual insurance policy and recorded prepaid insurance expense totaling $7,719.  The Company will amortize over twelve months which is the term of the insurance policy.  During the year ended December 31, 2011, the Company has recognized $2,573 in insurance expense and $5,146 remained in prepaid expenses as of September 30, 2011.

As of December 31, 2011, there was approximately $1,134 of other items in prepaid expenses.

SEFE, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 5 – Fixed assets

Fixed assets as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
Furniture and fixtures	$903	$903
Equipment	73,268	61,119
Vehicles	47,652	47,652
Total fixed assets, cost	121,823	109,674
Less: Accumulated depreciation	(29,871)	(6,325)
Total fixed assets, net	$91,952	$103,351

Note 6 – Website costs

Website costs consist of the following at:

	December 31,
	2011	2010
Website costs	$10,825	$10,825
Less: Accumulated amortization	(4,977)	(1,369)
Total website costs, net	$5,848	$9,456

Note 7 – Debt and interest expense

During 2007 and 2008, the Company borrowed a total of $15,000 from a former officer and director.  The notes bear no interest, are due on demand and contain no prepayment penalty.  As of December 31, 2011 and 2010, there was $15,000 due on this note payable.

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note for a total of $30,000.  At the time of the transaction, the holder was not a related party; however, as of December 31, 2011 and 2010, the holder is materially controlled by a director of the Company and is thus considered to be a related entity.  Any principal balance borrowed against the Note accrues interest at a rate of 10% per year.  The entire unpaid balance and interest accrued thereupon are due on December 31, 2011.  The Company has not borrowed against this note and the balance due as of December 31, 2011 and 2010 was $0.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $120,000 from a related party entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2010, the lender sold the promissory note to two individuals.  As of December 31, 2011, the principle balance owed on this loan is $120,000.  As of December 31, 2011, the loan is in default.  Accrued interest expense through December 31, 2011 in relation to this note is $18,214.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 450,000 shares of common stock.  See Note 8 – Stockholders’ Equity for additional discussion regarding the issuance of shares.  Subsequent to December 31, 2011, the holders converted the principal amount of the notes into 3,661,016 shares of common stock of the Company and all interest accrued has been forgiven.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $145,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2010, the lender sold the promissory note to three individuals.  As of December 31, 2011, the principle balance owed on this loan is $145,000.  As of December 31, 2011, the loan is in default.  Accrued interest expense through December 31, 2011 in relation to this note is $22,008.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 500,000 shares of common stock.  See Note 8 – Stockholders’ Equity for additional discussion regarding the issuance of shares.  Subsequent to December 31, 2011, the holders converted the principal amount of the notes into 4,423,728 shares of common stock of the Company and all interest accrued has been forgiven.

SEFE, Inc.
(a Development Stage Company)
Notes to Financial Statements

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $25,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2010, the lender sold the promissory note to an individual.  As of December 31, 2011, the principle balance owed on this loan is $25,000.  As of December 31, 2011, the loan is in default.  Accrued interest expense through December 31, 2011, in relation to this note is $3,795.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 50,000 shares of common stock.  See Note 8 – Stockholders’ Equity for additional discussion regarding the issuance of shares. Subsequent to December 31, 2011, the holder converted the principal amount of the note into 762,712 shares of common stock of the Company and all interest accrued has been forgiven.

Pursuant to the July 16, 2010 Intellectual Property Assignment Agreement, the Company assumed liabilities totaling $250,000 in the form of convertible notes payable, due equitably to two holders, one of which is a related party entity.  The notes are due and payable in full on May 5, 2011.  The notes bear an interest rate of 5% per annum.  During the year ended December 31, 2010, the lender sold the promissory note to four individuals.  As of December 31, 2011, the balance owed on this loan is $250,000.  As of December 31, 2011, the loan is in default.  Accrued interest expense through December 31, 2011 in relation to these notes is $20,719.  The notes are convertible by the holders into shares of the Company’s common stock at a rate of $0.50 per share. Subsequent to December 31, 2011, the holders converted the principal amount of the notes into 7,627,118 shares of common stock of the Company and all interest accrued has been forgiven.

On November 2, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $50,000 from a related party entity.  The loan is due and payable in full on the earlier of November 2, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the year ended December 31, 2011, the lender sold the promissory note to an individual.  As of December 31, 2011, the principle balance owed on this loan is $50,000.  As of December 31, 2011, the loan is in default.  Accrued interest expense through September 30, 2011 in relation to this note is $5,808.  Subsequent to December 31, 2011, the holder converted the principal amount of the note into 1,525,424 shares of common stock of the Company and all interest accrued has been forgiven.

On January 25, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $100,000 from a third party entity.  The loan is due and payable in full on the earlier of January 25, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of December 31, 2011, the principle balance owed on this loan is $100,000.  As of the date of this filing, the loan is in default.  Accrued interest expense through December 31, 2011 in relation to this note is $9,781.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  Resultantly, a discount of $50,000 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of twelve months.  During the year ended December 31, 2011, a total of $46,528 has been amortized and recorded as interest expense.  As of December 31, 2011, the remaining discount was $3,472.

On February 14, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $100,000 from a third party entity.  The loan is due and payable in full on the earlier of February 14, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of December 31, 2011, the principle balance owed on this loan is $100,000.  As of the date of this filing, the loan is in default.  Accrued interest expense through December 31, 2011 in relation to this note is $9,205.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  Resultantly, a discount of $50,000 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of twelve months.  During the year ended December 31, 2011, a total of $43,750 has been amortized and recorded as interest expense.    As of December 31, 2011, the remaining discount was $6,250.

SEFE, Inc.
(a Development Stage Company)
Notes to Financial Statements

On March 11, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $70,000 from a third party entity.  The loan is due and payable in full on the earlier of March 11, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of December 31, 2011, the principle balance owed on this loan is $70,000.  As of the date of this filing, the loan is in default.  Accrued interest expense through December 31, 2011 in relation to this note is $5,940.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  Resultantly, a discount of $35,000 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of twelve months.  During the year ended December 31, 2011, a total of $28,194 has been amortized and recorded as interest expense.    As of December 31, 2011, the remaining discount was $6,806. Subsequent to December 31, 2011, the holder converted the principal amount of the note into 2,700,000 shares of common stock of the Company and all interest accrued has been forgiven.

On May 15, 2011, the Company entered into an insurance premium finance agreement, whereby the Company borrowed $32,250 from a third party.  The loan bears interest at 9% per annum with nine monthly payments of $3,719 including principal and interest.  See Note 4 – Prepaid Expenses and Deposits for additional discussion regarding the insurance premiums.

On September 14, 2011, the Company entered into an insurance premium finance agreement, whereby the Company borrowed $5,377 from a third party.  The loan bears interest at 12% per annum with nine monthly payments of $628 including principal and interest.  See Note 4 – Prepaid Expenses and Deposits for additional discussion regarding the insurance premiums.

As of December 31, 2011 the Company’s notes payable are reflected net of discount totaling $16,528 in these financial statements and $118,472 in discounts had been amortized into interest expense for the year ended December 31, 2011.

Aggregate accrued interest in relation to the above notes was $95,471 and $24,044 as of December 31, 2011 and 2010, respectively.  Interest expense, including amortization of the beneficial conversion feature discounts, in relation to the above notes was $192,856 and 25,082 for the years ended December 31, 2011 and 2010, respectively.

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

SEFE, Inc.
(a Development Stage Company)
Notes to Financial Statements

On November 29, 2010, the Company issued an aggregate of 17,000,000 shares of common stock for services rendered by two officers and directors of the Company valued at $17,000.

On December 31, 2010, a note holder forgave the balance of a liability owed by the Company in the amount of $270.

On February 1, 2011, the Company authorized an aggregate of 150,000 shares of common stock to three non-affiliated parties for consulting services rendered with a total value of $150,000.  See Note 5 for additional details concerning the consulting expense.  As of September 30, 2011, the agreements were rescinded and the 150,000 shares were never issued.

During the year  ended December 31, 2011, the Company sold a total of 1,274,000 shares of common stock for total cash of $637,000.  As of December 31, 2011, the Company issued 1,166,000 shares of common stock and 108,000 shares remain unissued.  During Janaury of 2012, the shares were issued.

On October 1, 2011, the Company entered into a Separation and Release Agreement, whereby Messrs. Ogram and Rod agreed to return to the Company for cancellation 26,000,000 shares of the Company’s common stock. 30,000,000 shares were cancelled and 4,000,000 shares were owed back to Messrs. Ogram and Rod.  As of December 31, 2011, 30,000 of these shares were issued and 3,970,000 were owed but not issued.

Note 9 – Warrants

On December 31, 2009, there were no warrants or options outstanding.

On August 3, 2010, the Company issued warrants to purchase shares of the Company’s par value common stock to one non-affiliated entity in conjunction with a legal services agreement.  The warrant holder was granted the right to purchase 125,000 shares of common stock of the Company at an exercise price of $1.00 per share, for an aggregate purchase price of $125,000.  The warrants expire in August of 2012.  The aggregate fair value of such options totaled $0 based on the Black Scholes Merton pricing model using the following estimates:  3.3% risk free rate, 106% volatility and expected life of the options of 24 months.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2011 and 2010 and changes during the years ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2009	0	$0.00
Granted	125,000	$1.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2010	125,000	$1.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2011	125,000	$1.00
Warrants exercisable at December 31, 2011	88,750	$1.00
Warrants exercisable at December 31, 2010	26,250	$1.00

SEFE, Inc.
(a Development Stage Company)
Notes to Financial Statements

The following tables summarize information about stock options outstanding and exercisable at December 31, 2011:

	STOCK OPTIONS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$1.00	125,000	0.59	$1.00
	125,000	0.59	$1.00

	STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted-Average Exercise Price
$1.00	88,750	$1.00
	88,750	$1.00

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

On August 4, 2010, the Company entered into a Media Services Agreement with a vendor for advertising and marketing services to be rendered in the amount of $500,000.  In accordance with the terms of the Agreement, the Company paid to the vendor a non-refundable deposit of $100,000.  The Agreement shall be in full force and effect until the services contracted for are provided by the vendor or the Company notifies the vendor of its inability or unwillingness to proceed.  In the event the Company does not terminate the agreement and the services are provided, the Company will be expected to pay an additional balance of $400,000 upon completion.  During the years ended December 31, 2011 and 2010, the Company recorded $100,000 and $0 of expenses related to this Agreement, respectively. See Note 4 for further details.

SEFE, Inc.
(a Development Stage Company)
Notes to Financial Statements

On April 1, 2011, the Company entered into a lease agreement for office space for a period of one year.  The monthly base rent is $1,300 plus common area maintenance fees.  The Company was required to pay a security deposit totaling $1,740.  Future minimum lease payments under this lease are $3,900 for the year ended December 31, 2012.

Note 11 – Related party transactions

On August 19, 2009, the Company entered into a Revolving Line of Credit Promissory Note for a total of $30,000.  At the time of the transaction, the holder was not a related party.  However, as of September 30, 2010, the holder is materially controlled by a director of the Company and is thus considered to be a related entity.  The Company has not borrowed against this note and the balance due as of December 31, 2011 and 2010 is $0.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $120,000 from a related party entity.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 500,000 shares of common stock.  See Note 7 for further details.

On July 16, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $250,000 from a related party entity.  See Note 7 for further details.

On November 3, 2010, the entered into a Bridge Loan Agreement, whereby the Company borrowed $50,000 from a related party entity.  See Note 7 for further details.

During 2007 and 2008, the Company borrowed a total of $15,000 from an officer of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.  See Note 7 for further details.

Note 12 – Fair Value Measurements

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

SEFE, Inc.
(a Development Stage Company)
Notes to Financial Statements

The Company has no level 3 assets or liabilities as of December 31, 2011 or 2010.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$61,384	$-	$-	$61,384
Prepaid expenses and deposits	-	24,854	-	24,854
Accounts payable	-	30,186	-	30,186
Payroll liabilities	-	19,062	-	19,062
Notes payable and accrued interest	-	966,936	-	966,936

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$-	$-	$-	$-
Prepaid expenses and deposits	-	100,000	-	100,000
Accounts payable	-	67,582	-	67,582
Payroll liabilities	-	31,604	-	31,604
Notes payable and accrued interest	-	629,044	-	629,044

Note 13 – Income Taxes

We are subject to United States income taxes.  To date, we have accumulated losses of $1,681,476, and therefore have paid no income tax.  We expect tax rates in the US to be approximately 34%.

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

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following for the years ended December 31:

	2011	2010
Refundable Federal income tax attributable to:
Current operations	$370,166	$(183,030)
Change in deferred tax valuation allowance	(370,166)	183,060
Net refundable amount	-	-

SEFE, Inc.
(a Development Stage Company)
Notes to Financial Statements

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows as of December 31,:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$571,702	$201,536
Less: Valuation allowance	(571,702)	(201,536)
Net deferred tax asset	-	-

At December 31, 2011 and 2010, we had an unused NOL carryover of approximating $1,681,476 and $592,753, respectively, that is available to offset future taxable income.

Note 14 – Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report other than those listed below:

During January of 2012, 108,000 shares of stock owed but not issued as of December 31, 2011 were issued.

During February and March of 2012, the Company issued a total of 20,669,998 shares of common stock for debt converted the total amount of $660,000.  All interest accrued thereupon of $84,076, as of the date of conversion, was forgiven.

From January 1, 2012 through the date of this filing, the Company has sold 275,000 shares of common stock for the total amount of $125,000.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2011.

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

Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organization’s of the Treadway Commission (COSO). Based on this evaluation, we concluded that our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) were effective for the year ended December 31, 2011.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position

Donald C. Johnston	56	Chief Executive Officer and Chief Financial Officer

Shannon Kerr	30	Director

David Ide	37	Director

Harold Sciotto	72	Director

Donald C. Johnston, Chief Executive Officer and Chief Financial Officer:  On January 17, 2012, the Registrant appointed Mr. Donald C. Johnston as its Chief Executive Officer and Chief Financial Officer. Mr. Johnston has been a CPA for over 30 years and served as a senior executive for several companies over the past 2 decades. Recently, he served as the Chief Financial Officer for Acme Lift Company, LLC in Mesa, Arizona. Over the past 2 1/2 years, he led the team that raised over $75 million from Wall Street to recapitalize the business. Previously, Mr. Johnston was a partner and Chief Financial Officer of Schaefer-Smith-Ankeney Insurance Agency, LLC (SSA) in Phoenix, Arizona. He was a member of the executive team that sold the agency to BBVA/Compass. Prior to working for SSA, Mr. Johnston and another executive purchased Standard Printing Company, Inc. in a leveraged buyout. After the transaction, he took on the role of CFO. Mr. Johnston has worked in public accounting for over 10 years performing accounting, assurance and tax work for Big 8 and local accounting firms.

Harold Sciotto, Director, Audit Committee Chair:  On June 20, 2011 the Registrant appointed Mr. Harold Sciotto to the Board of Directors and subsequently elected him to the position of Audit Committee Chairperson.  Mr. Sciotto was employed by Sears Roebuck & Company, from June 1964 until his retirement in May 1993, in various sales and management positions. These positions encompassed sotre sales and department management positions, such as store merchandise manager, district business manager, and store manager of three stores in Arizona. His duties included sales, advertising, personnel management, financial statement preparation and accounting. From 1989 through the present, Mr. Sciotto has also been an independent business consultant to various early-stage business ventures. Mr. Sciotto most recently served as Corporate Secretary and Treasurer of ECOtality, Inc. (NASD: ECTY) from December of 2004 until November of 2010, and as a Director of ECOtality from December of 2004 until October of 2009.

Shannon Kerr, Director:  On July 16, 2010, the Registrant appointed Shannon Kerr as a director to fill a vacancy on its Board of Directors.  Ms. Kerr is a principal and co-founder of Del Mar Capital Advisors, LLC, a full service corporate finance advisory firm started in 2008.  From 2007 to 2008, she served as Director of Operations for the Private Equity Division of Regal Securities in Newport Beach, California.  From 2005 until 2007, Ms. Kerr worked as President of Eleventy-One, Inc., a firm specializing in capital markets strategy for small businesses with aims of raising funding and/or going public.

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

Audit Committee and Financial Expert

We have an Audit Committee. Our Audit Committee Chairperson, Harold Sciotto, performs functions such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company has a written audit committee charter, which may be viewed on our website at http://sefelectric.com/investor-relations/corporate-governance/.

SEFE’s CEO is a financial expert and has offered to serve as such to the Board and the Company in order to ensure the Company’s financial statements are fully complete and accurate.

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

Corporate Governance

Nominating Committee

We have a Nominating Committee, which consists of our Chairwoman, Shannon Kerr, and our Director, David Ide.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2011, we received no recommendation for Directors from our stockholders.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2011 and 2010 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Donald C. Johnston	2011	0	0	0	0	0	0	2,776	2,776
CEO and CFO

Wayne Rod	2011	152,500	0	0	0	0	0	0	152,500
Former President	2010	54,762	0	0	0	0	0	0	54,762

Mark Ogram	2011	140,000	0	0	0	0	0	0	140,000
Former Chief Technology Officer	2010	54,633	0	0	0	0	0	0	54,633

David Ide	2011	0	0	0	0	0	0	0	0
Director	2010	0	0	8,500	0	0	0	0	8,500

Shannon Kerr	2011	0	0	0	0	0	0	0	0
Director	2010	0	0	8,500	0	0	0	0	8,500

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class(3)

Common	David Ide, Director	8,500,000	24.2%

Common	Shannon Kerr, Director	8,500,000	24.2%

Common	Mark Ogram, Former Chief Technology Officer and Director	2,000,000	5.7%

Common	Wayne Rod, Former President	2,000,000	5.7%

	All Directors and Officers as a group (4 persons)	21,000,000	59.7%

Common	Helen C. Cary	5,100,000	14.5%

Notes:

1.	The address for the shareholders listed above is c/o SEFE, Inc., 6821 East Thomas Road, Scottsdale, Arizona 85257.

2.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

3.	As of December 31, 2011, we had 35,166,000 shares of common stock issued and outstanding.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In November 2004, we issued 150,000,000 shares of our $0.001 par value common stock as founder's shares to Helen C. Cary, a former officer and director, for total cash in the amount of $5,000.

On August 19, 2009, we entered into a Revolving Line of Credit Promissory Note with an entity owned and controlled by Shannon Kerr, a Director, for a total of $30,000.  At the time of the transaction, the note holder was not a related party.  However, the holder is currently a Director and shareholder and is therefore considered to be a related entity.  We have not borrowed against this note and the balance due as of December 31, 2011 is $0.

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

On July 16, 2010, the Company entered into a Bridge Loan Agreement, whereby we borrowed $250,000 from a related party entity.

On November 3, 2010, the entered into a Bridge Loan Agreement, whereby we borrowed $50,000 from a related party entity.

On November 29, 2010, we issued an aggregate of 17,000,000 shares of common stock for services rendered by two officers and directors: Ms. Kerr and Mr. Ide.

On October 1, 2011, we cancelled 26,000,000 shares of our common stock as part of a Separation and Release Agreement with Messrs. Ogram and Rod, former officers of SEFE.

Director Independence

The Board of Directors has concluded that our directors, Mark Ogram, David Ide and Shannon Kerr, are not independent in accordance with the director independence standards.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2011 and 2010 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2011	2010

Audit fees	$13,000	$12,865
Audit-related fees	-	-
Tax fees	325	325
All other fees

Total fees	$13,325	$13,190

ITEM 15 - EXHIBITS

(a)           Documents Filed as part of this report

1.	The financial statements listed in the "Index to Financial Statements" are filed as part of this report.

2.
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)           Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March 2012.

SEFE, INC.
(Registrant)

By: /s/ Donald C. Johnston
Donald C. Johnston
Chief Executive Officer and Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald C. Johnston, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Donald C. Johnston	Chief Executive Officer	March 29, 2012
Donald C. Johnston

/s/ Donald C. Johnston	Chief Financial Officer	March 29, 2012
Donald C. Johnston

/s/ David Ide	Director	March 29, 2012
David Ide

/s/ Shannon Kerr	Director	March 29, 2012
Shannon Kerr

/s/ Harold Sciotto	Director	March 29, 2012
Harold Sciotto

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)
(b) By-Laws (1)

10	Material Contracts

(a) Line of Credit (2)
(b) Intellectual Property Assignment Agreement (3)
(c) Bridge Loan Agreement with Lynn Cole Capital Corporation (4)
(d) Bridge Loan Agreement with Serio Capital, Ltd. (4)
(e) Bridge Loan Agreement with Mark J. Choury (4)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presenation Linkbase Document

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

8-K Filed Date	Item Number

October 4, 2011	Form 8-K

Item 5.02 Departure of Directors or Principal Officers