Form 10-Q
period 2012-03-31
SEFE, INC.
filed 2012-05-14
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-51842

SEFE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1763307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Sterling Dr. Boulder, CO	80301
(Address of principal executive offices)	(Zip Code)

(303) 444-0584
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	59,583,575 shares
(Class)	(Outstanding as of May 14, 2012)

SEFE, INC.

-i-

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's December 31, 2011, Annual Report on Form 10-K, previously filed with the Commission on March 29, 2012.

SEFE, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$15,746	$61,384
Prepaid expenses and deposits	15,040	24,854
Total current assets	30,786	86,238

Fixed assets, net of accumulated depreciation of $35,943 and $29,871 as of March 31, 2012 and December 31, 2011, respectively	85,880	91,952

Website, net of accumulated amortization of $5,879 and $4,075 as of March 31, 2012 and December 31, 2011, respectively	4,946	5,848

Total assets	$121,612	$184,038

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$50,116	$30,186
Accrued interest	23,860	95,471
Notes payable, net of discount of $0 and $16,528, respectively	18,846	306,465
Notes payable – related party	200,000	565,000
Payroll liabilities	8,814	19,062
Total current liabilities	301,636	1,016,184

Total liabilities	301,636	1,016,184

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 56,248,998 and 31,196,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	56,249	31,196
Common stock owed by not issued, 4,078,000 at December 31, 2011	-	4,078
Additional paid-in capital	1,768,065	959,056
Deficit accumulated during development stage	(2,004,338)	(1,826,476)
Total stockholders’ (deficit)	(180,024)	(832,146)

Total liabilities and stockholders’ (deficit)	$121,612	$184,038

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)

	For the three months ended		September 24, 2004
	March 31,		(Inception) to
	2012	2011	March 31, 2012

Revenue
Sales, net of allowance of $107	$-	$-	$464

Cost of sales	-	-	273
Freight in	-	-	95

Gross profit	-	-	96

Expenses:
Advertising and marketing	1,390	1,766	122,084
Depreciation and amortization	6,974	6,386	41,822
Executive compensation	-	90,000	388,895
General and administrative expenses	74,217	20,862	346,156
Professional fees	105,206	54,478	538,050
Impairment expense	-	-	214,414
Total expenses	187,787	173,492	1,651,421

Loss before other expenses	(187,787)	(173,492)	(1,651,325)

Other expense:
Interest expense	(29,167)	(33,303)	(247,105)
Forgiveness of debt income	39,092	-	39,092
Total other expense	9,925	(33,303)	(208,013)

Loss before provision for income taxes	(177,862)	(206,795)	(1,859,338)

Provision for income taxes	-	-	-

Net (loss)	$(177,862)	$(206,795)	$(1,859,338)

Weighted average number of common shares outstanding – basic and fully diluted	45,218,504	60,098,333

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

	For the three months ended		September 24, 2004
	March 31,		(Inception) to
	2012	2011	March 31, 2012

Cash flows from operating activities
Net loss	$(177,862)	$(206,795)	$(1,859,338)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services – related party	-	-	17,000
Depreciate and amortization	6,974	6,386	41,822
Impairment expense	-	-	213,976
Amortization of beneficial conversion feature	16,528	17,222	135,000
Changes in operating assets and liabilities
(Increase) in prepaid expenses and deposits	9,814	(132,411)	(15,040)
Increase (decrease) in accounts payable	19,930	(51,466)	50,116
Increase (decrease) in accrued interest	12,465	15,033	107,936
Increase (decrease) in payroll liabilities	(10,248)	(31,604)	8,814
Net cash (used in) operating activities	(122,399)	(383,635)	(1,299,714)

Cash flows from investing activities
Acquisitions of fixed assets	-	-	(66,623)
Net cash (used in) financing activities	-	-	(66,623)

Cash flows from financing activities
Bank overdraft	-	(6,324)	-
Donated capital	-	-	830
Proceeds from sale of common stock	125,000	150,000	791,500
Proceeds from note payable	-	-	227,897
Proceeds from note payable - related party	-	270,000	455,000
Forgiveness of debt income	(39,092)	-	(39,092)
Payments to note payable	(9,147)	-	(54,052)
Net cash provided by financing activities	76,761	413,676	1,382,083

Net increase (decrease) in cash	(45,638)	30,041	15,746

Cash at beginning of period	61,384	-	-

Cash at end of period	$15,746	$30,041	$15,746

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services – related party	$-	$-	$17,000
Number of shares issued for services – related party	-	-	17,000,000
Shares issued for assets and debt	$-	$-	$30,000
Number of shares issued to acquire assets and debt	-	-	30,000,000
Acquisition of notes payable for assignment agreement	$-	$-	$250,000
Warrants issued for services	$-	$-	$-
Number of warrants issued for services	-	-	125,000
Shares issued for debt converted into common stock	$660,000	$-	$660,000
Number of shares issued for debt converted	20,699,998	-	20,699,998
Accrued interest payable forgiven	$84,076	$-	$84,076

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

    These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 – Going concern

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,859,338) for the period from September 24, 2004 (inception) to March 31, 2012, and had minimal net sales of $464.

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

Loss per share

    Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had dilutive common stock equivalents, such as stock options or warrants as of March 31, 2012.  See Note 8.

Revenue recognition

    The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  There was no revenue for the three months ended March 31, 2012 and 2011.

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

Recent Accounting Pronouncements

    The company evaluated all of the recent accounting updates through May 2012 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

Reclassifications

    Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 5 – Prepaid expenses and deposits

    On January 12, 2011, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $2,500.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.  During the three months ended March 31, 2012, the Company recognized legal expenses of $1,134.  As of March 31, 2012, the balance in prepaid expenses was $0.

    On April 1, 2011, the Company entered in a one year lease agreement for office space.  The Company was required to pay a security deposit of $1,740 which was recorded as a deposit as of March 31, 2012.

    On May 15, 2011, the Company financed an annual insurance policy and recorded prepaid insurance expense totaling $43,000.  The Company will amortize over twelve months which is the term of the insurance policy.  During the three months ended March 31, 2012, the Company has recognized $10,750 in insurance expense and $3,583 remained in prepaid expenses as of March 31, 2012.

    On September 14, 2011, the Company financed an annual insurance policy and recorded prepaid insurance expense totaling $7,719.  The Company will amortize over twelve months which is the term of the insurance policy.  During the three months ended March 31, 2012, the Company has recognized $1,930 in insurance expense and $3,216 remained in prepaid expenses as of March 31, 2012.

    On February 21, 2012, the Company entered in a one year lease agreement for office space.  The Company was required to pay a security deposit of $4,000 which was recorded as a deposit as of March 31, 2012.

Note 6 – Debt and interest expense

    Through March 31, 2011, the Company borrowed a total of $15,000 from a former officer and director of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

    On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $120,000 from a related party entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the three months ended March 31, 2012, the lender agreed to convert the full amount of the principal into 3,661,016 shares of common stock and agreed to cancel the entire balance of accrued interest payable.  As of March 31, 2012, the principle balance owed on this loan is $0 and a total of $19,726 in forgiven accrued interest has been recorded as additional paid-in capital.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 450,000 shares of common stock.  See Note 8 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

    On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $145,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the three months ended March 31, 2012, the lender agreed to convert the full amount of the principal into 4,423,728 shares of common stock and agreed to cancel the entire balance of accrued interest payable.  As of March 31, 2012, the principle balance owed on this loan is $0 and the Company recognized $23,835 in income related to the forgiveness of accrued interest.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 500,000 shares of common stock.  See Note 8 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

    On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $25,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the three months ended March 31, 2012, the lender agreed to convert the full amount of the principal into 762,712 shares of common stock and agreed to cancel the entire balance of accrued interest payable.  As of March 31, 2012, the principle balance owed on this loan is $0 and the Company recognized $4,110 in income related to the forgiveness of accrued interest.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 50,000 shares of common stock.  See Note 8 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

    Pursuant to the July 16, 2010 Intellectual Property Assignment Agreement, the Company assumed liabilities totaling $250,000 in the form of convertible notes payable, due equitably to two holders, one of which is a related party entity.  The notes were due and payable in full on May 5, 2011.  The notes bear an interest rate of 5% per annum.  During the three months ended March 31, 2012, the lenders agreed to convert the full amount of the principal into 7,627,118 shares of common stock and agreed to cancel the entire balance of accrued interest payable.  As of March 31, 2012, the balance owed on this loan is $0 and the Company recognized $11,147 in income related to the forgiveness of accrued interest and a total of $11,147 in forgiven accrued interest has been recorded as additional paid-in capital.

    On November 2, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $50,000 from a related party entity.  The loan was due and payable in full on the earlier of November 2, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the three months ended March 31, 2012, the lender agreed to convert the full amount of the principal into 1,525,424 shares of common stock and agreed to cancel the entire balance of accrued interest payable.  As of March 31, 2012, the principle balance owed on this loan is $0 and a total of $6,438 in forgiven accrued interest has been recorded as additional paid-in capital.

    On January 25, 2011, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $100,000 from a related party entity.  The loan is due and payable in full on the earlier of January 25, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of March 31, 2012, the principle balance owed on this loan is $100,000.  As of the date of this filing, the loan is in default.  Interest expense through March 31, 2012 in relation to this note is $12,399.  Subsequent to March 31, 2012, the holders converted the principal amount of the notes into 3,050,827 shares of common stock of the Company and all interest accrued has been forgiven.

    On February 14, 2011, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $100,000 from a related party entity.  The loan was due and payable in full on the earlier of February 14, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of March 31, 2012, the principle balance owed on this loan is $100,000.  As of the date of this filing, the loan is in default.  Interest expense through March 31, 2012 in relation to this note is $11,823.  During the three months ended March 31, 2012, a total of $50,000 has been amortized and recorded as interest expense.

    On March 11, 2011, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $70,000 from a related party entity.  The loan was due and payable in full on the earlier of February 14, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the three months ended March 31, 2012, the lender agreed to convert the full amount of the principal into 2,700,000 shares of common stock and agreed to cancel the entire balance of accrued interest payable.  As of March 31, 2012, the principle balance owed on this loan is $0 and a total of $7,672 in forgiven accrued interest has been recorded as additional paid-in capital.  During the three months ended March 31, 2012, a total of $35,000 has been amortized and recorded as interest expense.

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

    During the year ended December 31, 2011, the Company sold a total of 1,274,000 shares of common stock for total cash of $637,000.  As of December 31, 2011, the Company issued 1,166,000 shares of common stock and 108,000 shares remain unissued.  During January of 2012, the shares were issued.

    On October 1, 2011, the Company entered into a Separation and Release Agreement, whereby Messrs. Ogram and Rod agreed to return to the Company for cancellation 26,000,000 shares of the Company’s common stock.  30,000,000 shares were cancelled and 4,000,000 shares were owed back to Messrs. Ogram and Rod.

    During the three months ended March 31, 2012, the Company sold a total of 275,000 shares of common stock for total cash of $125,000.

    During the three months ended March 31, 2012, the Company issued a total of 20,699,998 shares of common stock for total the conversion of debt totaling $660,000.  Additionally, the lenders agreed to forgive accrued interest totaling $84,076, of which $44,984 was recorded to additional paid in capital and $39,092 is considered income related to the forgiveness of debt.

    As of March 31, 2012, there have been no other issuances of common stock.

Note 8 – Warrants

    The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2012 and 2011 and changes during the three months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2010	125,000	$1.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at March 31, 2011	125,000	$1.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2011	125,000	$1.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at March 31, 2012	125,000	$1.00
Warrants exercisable at March 31, 2011	41,875	$1.00
Warrants exercisable at March 31, 2012	104,375	$1.00

    The following tables summarize information about stock options outstanding and exercisable at March 31, 2012:

	STOCK OPTIONS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$1.00	125,000	0.34	$1.00
	125,000	0.34	$1.00

	STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.00	104,375	$1.00
	104,375	$1.00

Note 9 – Agreements

    On July 16, 2010, the Company entered into and closed an Intellectual Property Assignment Agreement by and between SEFE, Inc., a Delaware corporation, the Company and Ms. Helen C. Cary, the majority shareholder of the Company’s issued and outstanding common stock.  In accordance with the Assignment, the Company acquired all of SEFE’s right, title and interest in and to various information, inventions, discoveries, writings, expressions, ideas, know-how, concepts, techniques, innovations, systems, processes, procedures, methods, prototypes, designs, and technical data involving or relating to certain atmospheric static electricity collectors, as generally described in four U.S. Patent Applications, which have since become issued patents.  In exchange for the assignment of the Patents, the Company agreed to the following:

1.	The assumption of liabilities of SEFE, in the aggregate of $250,000;
2.	The issuance of 30,000,000 shares of the Company’s unregistered common stock; and
3.	The cancellation by Ms. Cary of 144,900,000 shares of the Company’s common stock owned by her.

    On August 3, 2010, the Company entered into a legal services agreement with a law firm for certain services to be provided over a period of three months.  The monthly retainer was $2,500 and did not take effect until approximately October 2010.  As of March 31, 2011, the Company paid a total of $5,000 in accordance with the agreement and currently owes a balance of $2,500.  As additional compensation, the Company issued options to purchase 125,000 shares of common stock of the Company, with an exercise price of $1.00.  As stated in Note 8, above, the aggregate fair value of such options totaled $0 based on the Black Scholes Merton pricing model using the following estimates:  3.3% risk free rate, 106% volatility and expected life of the options of 24 months.  No additional amounts are due and the agreement has expired as of December 31, 2010.

    On February 21, 2012, the Company entered into a lease agreement for office space for a period of one year.  The monthly base rent is $4,000 plus common area maintenance fees.  The Company was required to pay a security deposit totaling $4,000.

Note 10 – Related party transactions

    On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $120,000 from a related party entity.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 500,000 shares of common stock.

    On July 16, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $125,000 from a related party entity.

    On November 3, 2010, the entered into a Bridge Loan Agreement, whereby the Company borrowed $50,000 from a related party entity.

    During the three months ended March 31, 2011, the Company entered into three Bridge Loan Agreements, whereby the Company borrowed a total of $270,000.  At the time the Loan Agreements were executed, the holder was not a related party entity.  Subsequent to the making of the notes, the principal officer and director of the holder became a director of the Company and, resultantly, the holder became a related party entity.

    Through March 31, 2012, several of the Company’s related party note holders agreed to convert an aggregate principal amount of $365,000 into 11,699,999 shares of common stock and agreed to cancel the entire balance of accrued interest payable, aggregating $44,984.  As of March 31, 2012, the principle balance owed on these related party loans is $0 and the forgiven accrued interest has been recorded as additional paid-in capital.

    During 2007 and 2008, the Company borrowed a total of $15,000 from an officer of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

Note 11 – Subsequent Events

    On April 15, 2012, the Company issued a total of 3,050,827 shares of common stock for debt converted in the amount of $170,000.  All interest accrued thereupon, as of the date of conversion, was forgiven.

    On April 25, 2012, the Company entered into a Securities Purchase Agreement, with Riverbend, LLC, whereby Riverbend agreed to purchase, and the Company has agreed to issue, Debentures up to a total principal amount of $2,000,000 with warrants attached to purchase up to 500,000 shares of the Company’s common stock at $1.00 per share.  Subsequent purchases shall be mutually agreed upon. Each Debenture will accrue interest on the unpaid principal of each individual Debenture at the rate of eight percent (8%) per year (computed on the basis of a 365-day year and the actual days elapsed) from the date each Debenture is created until paid.  On the Issuance Date, the first closing occurred, whereby a Debenture was issued to Riverbend in the aggregate amount of $200,000.  All principal and interest accrued thereupon shall be due and payable on or before April 24, 2013.

    On April 25, 2012, in connection with the SPA referenced above, the Company issued warrants to Riverbend to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share.  The warrants may be exercised up to five years from the Issuance Date.

    From April 1, 2012 through the date of this report, the Company sold 283,750 shares of common stock for cash of $119,000.

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

Overview

We were originally incorporated in the State of Nevada on September 24, 2004 as “Midnight Candle Company.”  On July 16, 2010, we entered into an Intellectual Property Assignment Agreement by and between SEFE, Inc., a Delaware corporation, Ms. Helen C. Cary, the majority shareholder of our issued and outstanding common stock, and Midnight Candle Company.  In accordance with the Assignment, we acquired all of SEFE’s right, title and interest in and to various information, inventions, discoveries, writings, expressions, ideas, know-how, concepts, techniques, innovations, systems, processes, procedures, methods, prototypes, designs, and technical data involving or relating to certain atmospheric static electricity collectors, as generally described in four U.S. Patent Applications, which have since become issued patents. In exchange for the assignment of the Patents, we agreed to the following:

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

SEFE was founded to develop and bring to market a renewable source of energy that naturally occurs in the atmosphere.  The system is designed to capture static electric energy and convert it to usable electricity with the proprietary methodology developed by our company.  SEFE’s energy production methodologies and technologies are un-intrusive to existing communities, easily adoptable, aim to have high output and leave a low carbon footprint.  This is a renewable source, but also one that is non-polluting and economical.

Our patents will provide barriers to entry and fortify our foundational business construct. In addition, SEFE will continue its forward-looking strategy resulting in additional patent filings and applications with the United States Patent and Trademark Office with the goal of protecting our Inventions through the development of our business model.  Through the date of this quarterly report, we have four issued patents, three pending with the USPTO awaiting patent numbers and 19 more at various stages of the filing process:

1.	Issued Patent Number:.: 7,855,476 Title: Atmospheric Electrical Generator
2.	Issued Patent Number: 8,102,078 Title: Dynamic Electrical Converter System

3.	Issued Patent Number: 8,102,082 Title: Atmospheric Electricity Collector

4.	Issued Patent Number: 8,102,083 Title: Atmospheric Electrical Generator with Change of State

5.	Application No.: 13/103,988 Title: Strain Reduction On A Balloon System In Extreme Weather Conditions

6.	Application No.: 13/103,963 Title: Atmospheric Energy Collection

7.	Application No.: 13/106,759 Title: Collection of Atmospheric Ions

Management’s Discussion and Analysis

Results of operations for the three month periods ended March 31, 2012 and 2011

Operating Expenses

In the course of our operations, we incur operating expenses composed largely of research and development costs and professional fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  Accounting fees include: auditing by our independent registered public accountants, bookkeeping, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services.  Professional fees include: transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; and Edgarization fees for the submission of reports and information statements with the U.S. Securities and Exchange Commission.  We have also incurred costs that are the result of the development and testing of our proprietary technologies, which aim to harvest atmospheric electricity.

For the three months ended March 31, 2012, we incurred operating expenses in the amount of $187,787, composed of $1,390 in advertising and marketing fees, $6,072 in depreciation related to furniture, fixtures and equipment acquired from SEFE (Delaware), $902 in amortization expense attributable to certain intangible assets acquired from SEFE (Delaware), $74,217 in general and administrative expenses and $105,206 in professional fees.

In the comparable period ended March 31, 2011, we incurred operating expenses in the amount of $173,492, composed of $5,484 in depreciation related to furniture, fixtures and equipment acquired from SEFE (Delaware), $902 in amortization expense attributable to certain intangible assets acquired from SEFE (Delaware), executive compensation paid to officers of $90,000, $20,862 in general and administrative expenses and $54,478 in professional fees.

Aggregate expenses were $14,295 higher during the three month period ended March 31, 2012, as opposed to the comparable period ended March 31, 2011.  We attribute the increase primarily to increased research and development spending, liability insurance coverage and operational overhead.  Management cannot predict the level of expenditures on a forward looking basis and anticipates continued fluctuations in aggregate expenses for the foreseeable future.

Since our inception on September 24, 2004 through March 31, 2012, aggregate operating expenditures were $1,651,421.  Our operating expenses are tied directly to our ongoing operations and research and development.  As a result, we anticipate expenditures increasing through the foreseeable future and may vary dramatically from period to period.

Other Expenses

During the three months ended March 31, 2012, we recorded interest expense of $29,167, related to debt financing we have obtained to fund our expected operational strategies.  In the three months ended March 31, 2011, interest expense totaled $33,303.  Since inception to March 31, 2012, we incurred $247,105 in interest expense.

During the most recent quarter ended March 31, 2012, we negotiated with our debt holders to covert a total of $660,000 of notes payable into 20,699,998 shares of our common stock.  In association with this conversion, all interest accrued upon those notes was forgiven.  During the three months ended March 31, 2012, we recorded a gain of the forgiveness of debt in the amount of $39,092 related to the cancelation of accrued interest on notes payable to non-related parties.  Accrued interest forgiven by related party note holders in the amount of $44,984 was recorded as additional paid-in capital.  Due to the conversion of these notes, we anticipate interest expense to be significantly lower in upcoming reporting periods.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the three months ended March 31, 2012 and 2011 were $177,862 and $206,795, respectively.  Our net loss since the date of our inception through March 31, 2012 was $1,859,338.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operations during the three months ended March 31, 2012 was $122,399, compared to $383,635 of cash used in operations during the comparable period ended March 31, 2011.  We believe cash used in March 31, 2011 was substantially higher due to deposits and prepaid expenses for items such as insurance premiums and advertising fees.  Since inception, we have used $1,299,714 in cash for general operations and developmental activities.

During the three month periods ended March 31, 2012 and 2011, we did not use any cash in investing activities.  From inception to March 31, 2012, cash used in investing activities was $66,623 related to the purchase and acquisition of fixed assets and intellectual property.

During the three month period ended March 31, 2012, net cash provided by financing activities totaled $76,761.  The bulk of cash was provided by sales of our common stock, to the tune of $125,000, during the period ended March 31, 2012.  In comparison, during the period ended March 31, 2011, financing activities provided $413,676 in cash, primarily from issuances of our notes payable from related a related party aggregating $270,000 in cash and sales of common stock totaling $150,000.  Since our inception through March 31, 2012, $1,382,083 in cash was provided by financing activities.

As of March 31, 2012, we had $15,746 of cash on hand.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively raising additional capital by conducting additional issuances of our equity and debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

During the quarter ended March 31, 2012, the period covered by this annual report, our management has made significant attempts to bolster our balance sheet and obtain operating capital.  To this end, we have arranged with our note holders to convert $660,000 of our bridge notes, into 20,699,998 shares of our common stock.  Additionally, the lenders agreed to forgive accrued interest of $84,076, of which $44,984 was recorded to additional paid in capital and $39,092 was treated as income related to the forgiveness of debt.  On April 15, 2012, after the quarter covered by this report, the Company issued a total of 3,050,827  shares of common stock for debt converted in the amount of $170,000.  All interest accrued thereupon, as of the date of conversion, was forgiven.

During the three months ended March 31, 2012, we sold a total of 275,000 shares of common stock for total cash of $125,000.  Subsequent to the period covered by this report, between April 1, 2012 and May 11, 2012, we sold 283,750 shares of common stock for cash of $119,000.

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

Plan of Operation

SEFE has recognized an alternative source of energy that naturally occurs in the atmosphere.  SEFE believes this energy can be captured and converted to usable electricity with a proprietary methodology developed or otherwise owned by SEFE.  The SEFE system is designed to capture static electricity from the atmosphere and making it usable for utility companies, mining and manufacturing concerns, emergency relief efforts, and others.  This is a renewable source, but also one that is non-polluting and economical.  The SEFE system is designed to operate in the following manner:

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
3.	Weaver, Martin & Samyn, LLC – independent registered certified public accounting firm

For additional information about our company and our business, you can visit our corporate website at www.sefelectric.com.  It currently contains access to our reporting information and we plan to continue providing access to our reporting information through this corporate website.

Ongoing data collection continues to measure the amount of atmospheric electricity available in various weather conditions, amounts of cloud cover, altitudes, and elevations above sea level.  We will capitalize on the information gleaned from our most recent and upcoming tests in order to move into fabrication of our commercial grade units.  We have strategically studied topography and weather conditions throughout the United States in order to determine the areas where we might harvest the maximum amount of electricity.  Much of 2011 has been spent developing, building, and doing in-lab testing of SEFE’s proprietary detection system.  This system will help determine where we might find maximum available atmospheric energy sources in order to best concentrate our sales efforts and an aggressive testing calendar has been formulated.  We continue to reach out to potential clients and nurture new relationships into the various needs of mining, manufacturing, and construction concerns across the United States to determine how SEFE’s technology could fit into their existing infrastructures and what effects might be had on their costs.  In the event that we are unable to receive funding, it may be impossible for us to meet these stated milestones and continue on the path toward the generation of revenue.

We plan on generating revenue by selling the electricity produced by our Harmony III commercial grade units,, as well as by leasing the units themselves, if applicable.  The key to our Harmony III unit is its ability to capture and translate the electrical source found in the atmosphere into a usable current.

  Milestones to be met on the way to commercializing the Harmony III include:

1.	Completing the data collection to determine how much electricity can be generated and stored by each unit over a period of time based on location, altitude, weather, and other factors;

2.	Securing contracts with mining organizations and/or utility companies;

3.	Implementation of the communications, monitoring methodologies, and security for each unit through our Network Operations Center where applicable.

Through the current year ended December 31, 2011, we have made the following advancements in our business objectives:

1.	Exhaustive research on existing science and previous iterations of electrostatic motors;

2.
Initial testing of proprietary Atmospheric Energy Detection System with mechanisms to measure changes in available power in various weather conditions and at a range of altitude, elevation,  and humidity levels.

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

  Application No.: 13/103,988
  Title: Strain Reduction On A Balloon System In Extreme Weather Conditions

  Application No.:  13/103,963
  Title:  Atmospheric Energy Collection

  Application No.:  13/106,759
  Title:  Collection of Atmospheric Ions

5.	Expanded our intellectual patent portfolio to 26 patents in various stages.

6.	Ongoing development of new technologies to improve the commercial scalability of our technology

7.	Formation of capital to move forward with development, testing, and fabrication

8.	Research into potential clients across multiple industries which will allow SEFE to generate revenue through several channels (licensing of hardware, maintenance, sale of power, etc.)

We are a small, development stage company attempting to establish ourselves in a relatively new, untapped niche in the energy industry.  We are actively engaged in building our infrastructure, upon which we will establish a base of operations.  We are also working on partnerships with Atmospheric Sciences departments within universities in order to perfect SEFE’s core technology.  We anticipate that these relationships will provide us with the manpower to complete the design, testing, and implementation elements for our commercial grade units as well as to build our intellectual property portfolio.  We are also interested in acquiring or entering joint ventures in green technology to expand our intellectual property and/or produce revenues for the Company.  This strategy will allow the company to have several products to diversify our future revenue streams.  We anticipate securing equity or debt financing in order to provide the funding for our continued operation and move us into the fabrication of our commercial units.

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

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company commenced amortization during the quarter ended September 30, 2010, once the economic benefits of the assets began to be consumed.  Amortization expense for the three months ended March 31, 2012 and 2011 totaled $902 and $902, respectively.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as March 31, 2012 or 2011.  Depreciation expense for the three months ended March 31, 2012 and 2011 totaled $6,071 and $5,484, respectively.

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  There was no revenue for the years ended March 31, 2012 and 2011.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of March 31, 2012 and 2011, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012 and 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See note 12 for further details.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

Legal Proceedings

We are not a party to any material legal proceedings.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2012, the period covered by this quarterly report, we have arranged with our note holders to convert $660,000 of our bridge notes into 20,699,998 shares of our common stock.  Additionally, the lenders agreed to forgive accrued interest of $84,076, of which $44,984 was recorded to additional paid in capital and $39,092 was treated as income related to the forgiveness of debt.   On April 15, 2012, we issued a total of 3,050,827 shares of common stock for debt converted in the amount of $170,000.  All interest accrued thereupon, as of the date of conversion, was forgiven.

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

From January 1, 2012 through April 30, 2012, we sold 558,750 shares of common stock for cash of $244,000.  There were no commissions or discounts, was not underwritten and was offered only to accredited investors.  The shares bear a restrictive transfer legend.  These transactions involved no general solicitation and involved only accredited purchasers.  Each purchaser was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended.

Other Information

Subsequent Events

On April 15, 2012, we issued a total of 3,050,827 shares of common stock for debt converted in the amount of $170,000.  All interest accrued thereupon, as of the date of conversion, was forgiven.

On April 25, 2012, we entered into a Securities Purchase Agreement, with Riverbend, LLC, whereby Riverbend agreed to purchase, and we agreed to issue, Debentures up to a total principal amount of $2,000,000 with warrants attached to purchase up to 500,000 shares of our common stock at $1.00 per share.  Subsequent purchases shall be mutually agreed upon. Each Debenture will accrue interest on the unpaid principal of each individual Debenture at the rate of eight percent (8%) per year (computed on the basis of a 365-day year and the actual days elapsed) from the date each Debenture is created until paid.  We shall have the option to repay the entire principal amount and all accrued interest at any time on or before the Due Date.  On the Issuance Date, the first closing occurred, whereby a Debenture was issued to Riverbend in the aggregate amount of $200,000.  All principal and interest accrued thereupon shall be due and payable on or before April 24, 2013.

On April 25, 2012, in connection with the SPA referenced above, we issued warrants to Riverbend to purchase up to 50,000 shares of our common stock at an exercise price of $1.00 per share.  The warrants may be exercised up to five years from the Issuance Date.

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

8-K Filed Date	Item Number

April 4, 2012	Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Principal Officers
Item 9.01 Financial Statements and Exhibits

April 17, 2012	Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Principal Officers

April 25, 2012	Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
Item 3.02 Unregistered Sales of Equity Securities
Item 9.01 Financial Statements and Exhibits

April 26, 2012	Item 7.01: Regulation FD Disclosure
Item 9.01: Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEFE, Inc.
(Registrant)

Signature	Title	Date

/s/ Donald C. Johnston	President	May 14, 2012
Donald C. Johnston

/s/ Donald C. Johnston	Principal Accounting Officer	May 14, 2012
Donald C. Johnston	Chief Financial Officer