Form 10-Q
period 2012-06-30
SEFE, INC.
filed 2012-08-14
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	55,083,575 shares
(Class)	(Outstanding as at August 14, 2012)

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

SEFE, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$139,352	$61,384
Prepaid expenses and deposits	72,730	24,854
Total current assets	212,082	86,238

Fixed assets, net of accumulated depreciation of $42,019 and $29,871 as of June 30, 2012 and December 31, 2011, respectively	83,005	91,952

Website, net of accumulated amortization of $6,781 and $4,075 as of June 30, 2012 and December 31, 2011, respectively	4,044	5,848

Total assets	$299,131	$184,038

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$90,695	$30,186
Accrued interest	19,263	95,471
Notes payable, net of discount of $80,217 and $16,528, respectively	453,570	306,465
Notes payable – related party	115,000	565,000
Payroll liabilities	-	19,062
Total current liabilities	678,528	1,016,184

Total liabilities	678,528	1,016,184

Stockholders’ equity (deficit):

Common stock, $0.001 par value, 200,000,000 shares authorized, 55,083,575 and 31,196,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	55,084	31,196
Common stock owed by not issued, 4,078,000 at December 31, 2011	-	4,078
Additional paid-in capital	2,091,358	959,056
Deficit accumulated during development stage	(2,525,839)	(1,826,476)
Total stockholders’ equity (deficit)	(379,397)	(832,146)

Total liabilities and stockholders’ equity (deficit)	$299,131	$184,038

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)

	For the three months ended		For the six months ended		September 24, 2004
	June 30,		June 30,		(Inception) to
	2012	2011	2012	2011	June 30, 2012

Revenue
Sales, net of allowance of $107	$-	$-	$-	$-	$464

Cost of sales	-	-	-	-	273
Freight in	-	-	-	-	95

Gross profit	-	-	-	-	96

Expenses:
Advertising and marketing	164,325	5,450	165,715	7,216	286,409
Depreciation and amortization	6,979	6,821	13,953	13,207	48,801
Executive compensation	30,000	85,000	30,000	175,000	418,895
General and administrative expenses	113,969	57,341	188,186	78,203	460,125
Professional fees	182,778	207,362	287,984	261,840	720,828
Impairment expense	-	-	-	-	214,414
Total expenses	498,051	361,974	685,838	535,466	2,149,472

Loss before other expenses	(498,051)	(361,974)	(685,838)	(535,466)	(2,149,472)

Other expense:
Interest expense	(23,450)	(52,659)	(52,617)	(85,962)	(270,555)
Forgiveness of debt income	-	-	39,092	-	39,092
Total other expense	(23,450)	(52,659)	(13,525)	(85,962)	(231,463)

Loss before provision for income taxes	(521,501)	(414,633)	(699,363)	(621,428)	(2,380,839)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(521,501)	$(414,633)	$(699,363)	$(621,428)	$(2,380,839)

Weighted average number of common shares outstanding – basicand fully diluted	57,430,743	60,549,429	51,324,624	60,325,127

Net (loss) per share – basic and fullydiluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)
	For the six months ended		September 24, 2004
	June 30,		(Inception) to
	2012	2011	June 30, 2012

Cash flows from operating activities
Net loss	$(699,363)	$(621,428)	$(2,380,839)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services – related party	-	-	17,000
Amortization of prepaid stock compensation	-	88,393	-
Depreciation and amortization	13,953	13,207	48,801
Impairment expense	-	-	213,976
Amortization of beneficial conversion feature	31,109	50,972	149,581
Changes in operating assets and liabilities
(Increase) in prepaid expenses and deposits	(47,876)	(38,002)	(72,730)
Increase (decrease) in accounts payable	60,509	(55,335)	90,695
Increase (decrease) in accrued interest	18,850	33,694	114,321
Increase (decrease) in payroll liabilities	(19,062)	(31,604)	-
Net cash (used in) operating activities	(641,880)	(560,103)	(1,819,195)

Cash flows from investing activities
Acquisitions of fixed assets	(3,201)	(10,969)	(69,824)
Net cash (used in) financing activities	(3,201)	(10,969)	(69,824)

Cash flows from financing activities
Bank overdraft	-	(6,324)	-
Donated capital	-	-	830
Proceeds from sale of common stock	244,000	378,000	910,500
Repurchase of common stock	(4,500)	-	(4,500)
Proceeds from note payable	540,557	302,250	768,454
Proceeds from note payable –related party	-	-	455,000
Forgiveness of debt income	(39,092)	-	(39,092)
Payments to from note payable	(17,916)	(3,477)	(62,821)
Net cash provided by financing activities	723,049	670,449	2,028,371

Net increase (decrease) in cash	77,968	99,377	139,352

Cash at beginning of period	61,384	-	-

Cash at end of period	$139,352	$99,377	$139,352

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services – related party	$-	$150,000	$17,000
Number of shares issued for services – related party	-	150,000	17,000,000
Shares issued for assets and debt	$-	$-	$30,000
Number of shares issued to acquire assets and debt	-	-	30,000,000
Acquisition of notes payable for assignment agreement	$-	$-	$250,000
Warrants issued for services	$-	$-	$-
Number of warrants issued for services	-	-	125,000
Shares issued for debt converted into common stock	$760,000	$-	$760,000
Number of shares issued for debt converted	23,750,825	-	23,750,825
Accrued interest payable forgiven	$96,906	$-	$96,906

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($2,380,839) for the period from September 24, 2004 (inception) to June 30, 2012, and had minimal net sales of $464.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or additional debt financing.  The Company has recently issued debt securities and is contemplating conducting an offering of its common stock to raise proceeds to finance its plan of operation.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had dilutive common stock equivalents, such as stock options or warrants as of June 30, 2012.  See Note 8.

Revenue recognition
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  There was no revenue for the six months ended June 30, 2012 and 2011.

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

Recent Accounting Pronouncements
The company evaluated all of the other recent accounting updates through August 2012 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 5 – Prepaid expenses and deposits

On January 12, 2011, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $2,500.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.  During the six months ended June 30, 2012, the Company recognized legal expenses of $2,228.  As of June 30, 2012, the balance in prepaid expenses was $272.

On April 1, 2011, the Company entered in a one year lease agreement for office space.  The Company was required to pay a security deposit of $1,740 which was recorded as a deposit.  During the six months ended June 30, 2012, the Company recognized rent expenses of $1,740.  As of June 30, 2012, the balance in prepaid expenses was $0.

On May 15, 2011, the Company financed an annual insurance policy and recorded prepaid insurance expense totaling $43,000.  The Company will amortize over twelve months which is the term of the insurance policy.  During the six months ended June 30, 2012, the Company has recognized $14,333 in insurance expense and $0 remained in prepaid expenses as of June 30, 2012.

On September 14, 2011, the Company financed an annual insurance policy and recorded prepaid insurance expense totaling $7,719.  The Company will amortize over twelve months which is the term of the insurance policy.  During the six months ended June 30, 2012, the Company has recognized $3,860 in insurance expense and $1,287 remained in prepaid expenses as of June 30, 2012.

On February 21, 2012, the Company entered in a one year lease agreement for office space.  The Company was required to pay a security deposit of $4,000 which was recorded as a deposit as of June 30, 2012.

On May 18, 2012, the Company entered into a retainer agreement with a consulting firm, for which the Company paid a retainer of $20,000.  The retainer will be expensed at the sole discretion of the consulting firm and all ongoing fees are billed to the Company as incurred.  As of June 30, 2012, the balance in prepaid expenses was $20,000.

On May 21 2012, the Company financed an annual insurance policy and recorded prepaid insurance expense totaling $46,471.  The Company will amortize over twelve months which is the term of the insurance policy.  During the six months ended June 30, 2012, the Company has recognized $0 in insurance expense and $46,471 remained in prepaid expenses as of June 30, 2012.

During the six months ended June 30, 2012, the Company received a credit from a vendor totaling $700.  The credit will be utilized for future filings.  As of June 30, 2012, the balance in prepaid expenses was $700.

Note 6 – Debt and interest expense

Through June 30, 2012, the Company borrowed a total of $15,000 from a former officer and director of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

Through June 30, 2012, the Company borrowed a total of $2,500 from a former officer and director of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $120,000 from a related party entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the three months ended March 31, 2012, the lender agreed to convert the full amount of the principal into 3,661,016 shares of common stock and agreed to cancel the entire balance of accrued interest payable.  As of March 31, 2012, the principle balance owed on this loan is $0 and a total of $19,726 in forgiven accrued interest has been recorded as additional paid-in capital.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 450,000 shares of common stock.  See Note 7 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $145,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the three months ended March 31, 2012, the lender agreed to convert the full amount of the principal into 4,423,728 shares of common stock and agreed to cancel the entire balance of accrued interest payable.  As of March 31, 2012, the principle balance owed on this loan is $0 and the Company recognized $23,835 in income related to the forgiveness of accrued interest.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 500,000 shares of common stock.  See Note 7 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

On June 25, 2010, the Company entered into a Bridge Loan Agreement, whereby the Company borrowed $25,000 from a non-related entity.  The loan is due and payable in full on the earlier of June 25, 2011 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the three months ended March 31, 2012, the lender agreed to convert the full amount of the principal into 762,712 shares of common stock and agreed to cancel the entire balance of accrued interest payable.  As of March 31, 2012, the principle balance owed on this loan is $0 and the Company recognized $4,110 in income related to the forgiveness of accrued interest.  In connection with the loan, and for no additional consideration, the Company issued to the note holder an aggregate of 50,000 shares of common stock.  See Note 7 – Stockholders’ Equity for additional discussion regarding the issuance of shares.

Pursuant to the July 16, 2010 Intellectual Property Assignment Agreement, the Company assumed liabilities totaling $250,000 in the form of convertible notes payable, due equitably to two holders, one of which is a related party entity.  The notes were due and payable in full on May 5, 2011.  The notes bear an interest rate of 5% per annum.  During the three months ended March 31, 2012, the lender agreed to convert the full amount of the principal into 7,627,118 shares of common stock and agreed to cancel the entire balance of accrued interest payable.  As of March 31, 2012, the balance owed on this loan is $0 and the Company recognized $11,147 in income related to the forgiveness of accrued interest and a total of $11,147 in forgiven accrued interest has been recorded as additional paid-in capital.

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

On January 25, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $100,000 from a related party.  The loan is due and payable in full on the earlier of January 25, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the six months ended June 30, 2012, the lender agreed to convert the full amount of the principal into 3,050,827 shares of common stock and agreed to cancel the entire balance of accrued interest payable.  As of June 30, 2012, the principle balance owed on this loan is $0 and a total of $12,830 in forgiven accrued interest has been recorded as additional paid-in capital. Interest expense through June 30, 2012 in relation to this note is $12,830.  The note was convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  The Company and the related party agreed to reduce the conversion rate to $0.03 per share of common stock in order to satisfy the debt.  Resultantly, a discount of $50,000 was attributed to the beneficial conversion feature of the note, which amount was amortized over a period of twelve months.  During the six months ended June 30, 2012, a total of $6,250 has been amortized and recorded as interest expense.  As of June 30, 2012, the discount was $0.

On February 14, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $100,000 from a third party entity.  The loan was due and payable in full on the earlier of February 14, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of June 30, 2012, the principle balance owed on this loan is $100,000.  As of the date of this filing, the loan is in default.  Interest expense through June 30, 2012 in relation to this note is $14,441.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  Resultantly, a discount of $50,000 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of twelve months.  During the six months ended June 30, 2012, a total of $3,472 has been amortized and recorded as interest expense.  As of June 30, 2012, the discount was $0.

On March 11, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $70,000 from a related party.  The loan was due and payable in full on the earlier of February 14, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the three months ended March 31, 2012, the lender agreed to convert the full amount of the principal into 2,700,000 shares of common stock and agreed to cancel the entire balance of accrued interest payable.  As of June 30, 2012, the principle balance owed on this loan is $0 and a total of $7,672 in forgiven accrued interest has been recorded as additional paid-in capital.  During the six months ended June 30, 2012, a total of $6,806 has been amortized and recorded as interest expense.  As of June 30, 2012, the discount was $0.

On May 15, 2011, the Company entered into an insurance premium finance agreement, whereby the Company borrowed $32,250 from a third party.  The loan bears interest at 9% per annum with nine monthly payments of $3,719 including principal and interest.  See Note 5 – Prepaid Expenses and Deposits for additional discussion regarding the insurance premiums.

On September 14, 2011, the Company entered into an insurance premium finance agreement, whereby the Company borrowed $5,377 from a third party.  The loan bears interest at 12% per annum with nine monthly payments of $628 including principal and interest.  As of June 30, 2012, the balance due was $0.  See Note 5 – Prepaid Expenses and Deposits for additional discussion regarding the insurance premiums.

On May 21 2012, the Company entered into an insurance premium finance agreement, whereby the Company borrowed $40,557 from a third party.  The loan bears interest at 9% per annum with nine monthly payments of $4,684 including principal and interest.  As of June 30, 2012, the balance due was $0.  See Note 5 – Prepaid Expenses and Deposits for additional discussion regarding the insurance premiums.

On April 21, 2012, the Company entered into a debenture with an unrelated third party for $200,000 with interest at 8% per annum and a balloon payment of principal and interest due on April 18, 2013.  In addition, the Company issued 50,000 stock warrants which were valued at $86,648 utilizing the Black Scholes model.  Resultantly, a discount of $60,456 was attributed to the discount on the note, which amount is being amortized over a period of twelve months.  During the six months ended June 30, 2012, a total of $11,587 has been amortized and recorded as interest expense.  As of June 30, 2012, the discount was $48,869.

On May 17, 2012, the Company entered into a debenture with an unrelated third party for $100,000 with interest at 8% per annum and a balloon payment of principal and interest due on May 16, 2013.  In addition, the Company issued 25,000 stock warrants which were valued at $20,950 utilizing the Black Scholes model.  Resultantly, a discount of $17,321 was attributed to the discount on the note, which amount is being amortized over a period of twelve months.  During the six months ended June 30, 2012, a total of $2,095 has been amortized and recorded as interest expense.  As of June 30, 2012, the discount was $15,226.

On June 11, 2012, the Company entered into a debenture with an unrelated third party for $200,000 with interest at 8% per annum and a balloon payment of principal and interest due on June 10, 2013.  In addition, the Company issued 50,000 stock warrants which were valued at $18,604 utilizing the Black Scholes model.  Resultantly, a discount of $17,021 was attributed to the discount on the note, which amount is being amortized over a period of twelve months.  During the six months ended June 30, 2012, a total of $898 has been amortized and recorded as interest expense.  As of June 30, 2012, the discount was $16,122.

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

On October 1, 2011, the Company cancelled 30,000,000 shares of its common stock as part of a Separation and Release Agreement with Mr. Ogram and Mr. Rod, former officers of the Company.

As of October 1, 2011, the Company agreed to issue a total of 4,000,000 shares of its common stock to Mr. Ogram and Mr. Rod, former officers of the Company, as part of a Separation and Release Agreement which was considered compensation.  The shares were valued at $4,000,000 based on the fair value of the common stock issued.  During the year ended December 31, 2011, the Company issued a total of 30,000 shares to Mr. Ogram and Mr. Rod and 3,970,000 shares remain unissued as of December 31, 2011.  These shares were issued in the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Company sold a total of 275,000 shares of common stock for total cash of $125,000.

During the three months ended March 31, 2012, the Company issued a total of 20,699,998 shares of common stock for total the conversion of debt totaling $660,000.  Additionally, the lenders agreed to forgive accrued interest of $76,404 which was recorded to additional paid in capital.

On May 3, 2012, the Company repurchased 4,500,000 shares of common stock from a former member of the board of directors for $4,500.  The shares were cancelled during the six months ended June 30, 2012.

During the three months ended June 30, 2012, the Company sold a total of 283,750 shares of common stock for total cash of $119,000.

During the three months ended June 30, 2012, the Company issued a total of 3,050,827 shares of common stock for total the conversion of debt totaling $100,000.  Additionally, the lenders agreed to forgive accrued interest of $23,830 which was recorded to additional paid in capital.

As of June 30, 2012, there have been no other issuances of common stock.

Note 8 – Warrants

During the six months ended June 30, 2012, the Company granted a total of 125,000 stock warrants in connection with a debenture.  See Note 6 – Debt and interest expense for additional discussion regarding the issuance of shares.

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2012 and 2011 and changes during the six months ended on those dates:

	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2010	125,000	$1.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at June 30, 2011	125,000	$1.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2011	125,000	$1.00
Granted	125,000	$1.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at June 30, 2012	250,000	$1.00
Warrants exercisable at June 30, 2011	57,292	$1.00
Warrants exercisable at June 30, 2012	244,791	$1.00

The following tables summarize information about stock options outstanding and exercisable at June 30, 2012:

	STOCK OPTIONS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$1.00	250,000	2.49	$1.00
	250,000	2.49	$1.00

	STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.00	244,791	$1.00
	244,791	$1.00

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

On May 18, 2012, the Company entered into an investor relations agreement at a total cost of $60,000 per month.

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

Note 11 – Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are only the following material subsequent events to report:

On August 1, 2012, the Company entered into a debenture with an unrelated third party for $50,000 with interest at 8% per annum and a balloon payment of principal and interest due on July 31, 2013.  In addition, the Company issued 12,500 stock warrants.

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
Title:  Collection of Atmospheric Ions

Management’s Discussion and Analysis

Results of operations

Operating Expenses

In the course of our operations, we incur operating expenses composed largely of research and development costs, general and administrative costs and professional fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  Accounting fees include: auditing by our independent registered public accountants, bookkeeping, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services.  Professional fees include: transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; and Edgarization fees for the submission of reports and information statements with the U.S. Securities and Exchange Commission.  We have also incurred costs that are the result of the development and testing of our proprietary technologies, which aim to harvest atmospheric electricity.

	Three Months Ended
	June 30,		Change
	2012	2011		$	%
Operating Expenses:
Advertising and marketing	$164,325	$5,450	$158,875		2,915.1%
Depreciation and amortization	6,979	6,821	158		2.3%
Executive compensation	30,000	85,000	(55,000)		(64.7%)
General and administrative expenses	113,969	57,341	56,628		98.8%
Professional fees	182,778	207,362	(24,584)		(11.9%)
Impairment expense	-	-	-		-

Total operating expenses	$498,051	$361,974	$136,077		37.6%

Advertising and marketing expense increased $158,875 from June 30, 2011 to June 30, 2012.  The significant increase can be attributed to our efforts to generate greater awareness of our technology and attract potential partnerships or joint research and development alliances.  Our advertising and marketing expense is dependent upon our working capital and success in attracting interest in our technology; therefore we expect ongoing investment in advertising and marketing to vary substantially from quarter to quarter.

Depreciation expense increased $158 from $6,821 during the quarter ended June 30, 2011 to $6,979 in June 30, 2012.  The slight 2.3% increase during the comparable periods is attributable to the addition of testing equipment and computer software to advance the development of our technology.  Any increase in depreciation expense is directly correlated with increases in fixed assets.  Due to our continued research and development efforts, we expect to continue to periodically purchase additional fixed assets for the foreseeable future; thus, we expect depreciation expense to increase, the level of which is entirely unpredictable.

Executive compensation expense decreased $55,000 during the quarter ended June 30, 2012 from the comparable year ago period ended June 30, 2011.  The decrease is due primarily to our October 1, 2011 decision not to renew the employment of two former officers.  We cannot predict future levels of executive compensation at this time.

General and administrative expenses increased 98.8% from the three months ended June 30, 2011 to the comparable period ended June 30, 2012.  The significant increase is due, in part to increases in the costs of furthering the research and development of our Harmony technology, including, but not limited to, employee wages, insurance costs, test materials, repairs and other associated expenses.  These costs are highly variable and cannot be predicted with any level of certainty.

During the quarter ended June 30, 2012, professional fees decreased by $24,584 from the quarter ended June 30, 2011.  The 11.9% decrease is difficult to attribute to a single factor, as most of the consultants and other third party professionals are contracted on a per-project or short-term basis, as opposed to a guaranteed long-term engagement.  While we expect to continue to incur professional fees for the foreseeable future, we are unable to predict the impact and variability of such fees.

	Six Months Ended
	June 30,		Change
	2012	2011		$	%
Operating Expenses:
Advertising and marketing	$165,715	$7,216	$158,499		2,916.5%
Depreciation and amortization	13,953	13,207	746		5.6%
Executive compensation	30,000	175,000	(145,000)		(82.9%)
General and administrative expenses	188,186	78,203	109,983		140.6%
Professional fees	287,984	261,840	26,144		10.0%
Impairment expense	-	-	-		-

Total operating expenses	$685,838	$535,466	$150,372		28.1%

As stated previously, our advertising and marketing expense is dependent upon our working capital and success in attracting interest in our technology; therefore we expect ongoing investment in advertising and marketing to vary substantially from quarter to quarter.

The relatively minor 5.6% increase during the comparable periods is attributable to the addition of testing equipment and computer software to advance the development of our technology.  Due to our continued research and development efforts, we expect to continue to periodically purchase additional fixed assets for the foreseeable future; thus, we expect depreciation expense to increase, the level of which is entirely unpredictable.

The significant decrease in executive compensation expense is due primarily to our October 1, 2011 decision not to renew the employment of two former officers.  We cannot predict future levels of executive compensation at this time.

General and administrative expenses increased 140.6% during the six months ended June 30, 2012 compared to the six month period ended June 30, 2011.  These costs are highly variable and cannot be predicted with any level of certainty.

Professional fees increased by $26,144 from the six months ended June 30, 2011 to the comparable six months ended June 30, 2012.  While we expect to continue to incur professional fees for the foreseeable future, we are unable to predict the impact and variability of such fees.

Other Expenses

During the three months ended June 30, 2012, we recorded interest expense of $23,450, related to debt financing we obtained to fund our expected operational strategies.  In the three months ended June 30, 2011, interest expense totaled $52,659.  The significant 55.5% decrease is attributable to the conversion of $760,000 of notes payable into 23,750,825 shares of our common stock during the six months ended June 30, 2012.  Similarly, we experienced a 38.8% decrease in interest expense from the six month period ended June 30, 2011 compared to the six months ended June 30, 2012.

In connection with the conversion of debt during the first quarter of 2012, the debt holders forgave all interest accrued thereupon since the creation of the notes.  During the three month periods ended June 30, 2012 and 2011, no interest was forgiven; therefore we did not record any income.  In the six months ended June 30, 2012, we realized $39,092 of income on the forgiveness of debt related to the cancelation of accrued interest on notes payable to non-related parties.  Accrued interest forgiven by related party note holders in the amount of $57,814 was recorded as additional paid-in capital.  Due to the conversion of these notes, we anticipate interest expense to be significantly lower in upcoming reporting periods.  During the comparable six months ended June 30, 2011, we did not record any forgiveness of debt income.  Due to the conversion of these notes, we anticipate interest expense to be significantly lower in upcoming reporting periods.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the three months ended June 30, 2012 and 2011 were $521,501 and $414,633, respectively.  During the six month periods ended June 30, 2012 and 2011, we incurred net losses of $699,363 and $621,428, respectively.  Our net loss since September 24, 2004, the date of our inception, through June 30, 2012 was $2,380,839.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operations during the six months ended June 30, 2012 was $641,880, compared to $560,103 of cash used in operations during the comparable period ended June 30, 2011.  Since inception, we have used $1,819,195 in cash for general operations and developmental activities.

During the six month period ended June 30, 2012, we purchased fixed assets of $3,201.  In comparison, we purchased $10,969 in fixed assets during the six months ended June 30, 2011.  From inception to June 30, 2012, cash used in investing activities was $69,824 related to the purchase and acquisition of fixed assets and intellectual property.

During the six month period ended June 30, 2012, net cash provided by financing activities totaled $723,049.  The bulk of cash was provided by the issuances of debt securities, totaling $540,557, during the period.  We also sold 558,750 shares of our common stock $244,000 in cash.  In comparison, during the period ended June 30, 2011, financing activities provided $670,449 in cash, primarily from issuances of our notes payable aggregating $302,250 in cash and sales of common stock totaling $378,000.  Since our inception through June 30, 2012, $2,028,371 in cash was provided by financing activities.

As of June 30, 2012, we had $139,352 of cash on hand.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are continuously engaged in raising additional capital by conducting issuances of our equity and debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

During the six months ended June 30, 2012, the period covered by this annual report, our management has made significant attempts to bolster our balance sheet and obtain operating capital.  To this end, we have arranged with our note holders to convert $760,000 of our bridge notes, into 23,750,825 shares of our common stock.  Additionally, the lenders agreed to forgive accrued interest of $96,906, of which $57,814 was recorded to additional paid in capital and $39,092 was treated as income related to the forgiveness of debt.  All interest accrued thereupon, as of the date of conversion, was forgiven.

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

Ongoing data collection continues to measure the amount of atmospheric electricity available in various weather conditions, amounts of cloud cover, altitudes, and elevations above sea level.  The latest tests occurred in the Q2 2012.  We will capitalize on the information gleaned from our most recent and upcoming tests in order to move into fabrication of our commercial grade units.  We have strategically studied topography and weather conditions throughout the United States in order to determine the areas where we might harvest the maximum amount of electricity.  In 2012, the Company will continue developing, building, and doing in-lab testing of SEFE’s proprietary detection system that begun in 2011.  This system will help determine where we might find maximum available atmospheric energy sources in order to best concentrate our sales efforts and an aggressive testing calendar has been formulated.  We continue to reach out to potential clients and nurture new relationships into the various needs of mining, manufacturing, and construction concerns across the United States to determine how SEFE’s technology could fit into their existing infrastructures and what effects might be had on their costs.  In the event that we are unable to receive funding, it may be impossible for us to meet these stated milestones and continue on the path toward the generation of revenue.

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

2.	Securing contracts with mining organizations and/or utility companies

3.	Implementation of the communications, monitoring methodologies, and security for each unit through our Network Operations Center where applicable.

Since the beginning of 2011, we have made the following advancements in our business objectives:

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

We are a small, development stage company attempting to establish ourselves in a relatively new, untapped niche in the energy industry.  We are actively engaged in building our infrastructure, upon which we will establish a base of operations.  We are also working on partnerships with Atmospheric Sciences departments within universities in order to perfect SEFE’s core technology.  We anticipate that these relationships will provide us with the manpower to complete the design, testing, and implementation elements for our commercial grade units as well as to build our intellectual property portfolio.  We are also interested in acquiring or entering joint ventures in green technology to expand our intellectual property and/or produce revenues for the Company.  This strategy will allow the company to have several products to diversify future revenue streams.  We anticipate securing equity or debt financing in order to provide the funding for our continued operation and move us into the fabrication of our commercial units.

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

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company commenced amortization during the quarter ended September 30, 2010, once the economic benefits of the assets began to be consumed.  Amortization expense for the three months ended June 30, 2012 and 2011 totaled $902 and $902, respectively.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as June 30, 2012 or 2011.  Depreciation expense for the three months ended June 30, 2012 and 2011 totaled $6,077 and $5,919, respectively.

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  There was no revenue for the years ended June 30, 2012 and 2011.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of June 30, 2012 and 2011, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012 and 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Unregistered Sales of Equity Securities

          During the three months ended June 30, 2012, the period covered by this quarterly report, we have arranged with our note holders to convert $760,000 of our bridge notes into 23,750,825 shares of our common stock.  Additionally, the lenders agreed to forgive accrued interest of $96,906, of which $57,814 was recorded to additional paid in capital and $39,092 was treated as income related to the forgiveness of debt.  All interest accrued thereupon, as of the date of conversion, was forgiven.

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

From January 1, 2012 through June 30, 2012, we sold 558,750 shares of common stock for cash of $244,000.  There were no commissions or discounts, was not underwritten and was offered only to accredited investors.  The shares bear a restrictive transfer legend.  These transactions involved no general solicitation and involved only accredited purchasers.  Each purchaser was given the opportunity to ask questions of us and was able to examine all publicly available information filed with the SEC.  Thus, we believe that these sales are exempt from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended.

On April 25, 2012, we entered into a Securities Purchase Agreement, with Riverbend, LLC, whereby Riverbend agreed to purchase, and we agreed to issue, Debentures up to a total principal amount of $2,000,000 with warrants attached to purchase up to 500,000 shares of our common stock at $1.00 per share.  Subsequent purchases shall be mutually agreed upon. Each Debenture will accrue interest on the unpaid principal of each individual Debenture at the rate of eight percent (8%) per year (computed on the basis of a 365-day year and the actual days elapsed) from the date each Debenture is created until paid.  We shall have the option to repay the entire principal amount and all accrued interest at any time on or before the Due Date.  Through June 30, 2012, we have issued to Riverbend notes payable in the aggregate amount of $500,000.  Principal and interest accrued thereupon shall begin to be due and payable starting on April 21, 2013.

In connection with the SPA referenced above, we issued warrants to Riverbend to purchase up to an aggregate of 125,000 shares of our common stock at an exercise price of $1.00 per share.  The warrants may be exercised up to five years from the Issuance Date.

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
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

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

8-K Filed Date	Item Number

August 6, 2012	Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
Item 3.02 Unregistered Sales of Equity Securities
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEFE, Inc.
(Registrant)

Signature	Title	Date

/s/ Donald C. Johnston	President	August 14, 2012
Donald C. Johnston

/s/ Donald C. Johnston	Principal Accounting Officer	August 14, 2012
Donald C. Johnston	Chief Financial Officer