Form 10-Q
period 2012-09-30
SEFE, INC.
filed 2012-12-13
CIK 1321573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2012

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________

Commission File Number: 000-51842
SEFE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1763307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Sterling Dr. Boulder, CO	80301
(Address of principal executive offices)	(Zip Code)

(303) 444-0584
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	55,083,575 shares
(Class)	(Outstanding as at December 11, 2012)

SEFE, INC.

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's December 31, 2011 Annual Report on Form 10-K, previously filed with the Commission on March 29, 2012.

SEFE, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
Assets

Current assets:
Cash	$-	$61,384
Prepaid expenses and deposits	39,093	24,854
Total current assets	39,093	86,238

Fixed assets, net of accumulated depreciation of $48,251 and
$29,871 as of September 30, 2012 and December 31, 2011, respectively	76,773	91,952

Website, net of accumulated amortization of $7,683 and $4,075
as of September 30, 2012 and December 31, 2011, respectively	3,142	5,848

Total assets	$119,008	$184,038

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Bank overdraft	$1,720	$-
Accounts payable	98,688	30,186
Accrued interest	31,992	95,471
Notes payable, net of discount of $69,599 and $16,528, respectively	750,776	306,465
Notes payable – related party	115,000	565,000
Payroll liabilities	15,948	19,062
Total current liabilities	1,014,124	1,016,184

Total liabilities	1,014,124	1,016,184

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares
authorized, 55,083,575 and 31,196,000 shares issued and
outstanding as of September 30, 2012 and
December 31, 2011, respectively	55,084	31,196
Common stock owed by not issued, 4,078,000
at December 31, 2011	-	4,078
Additional paid-in capital	2,106,464	959,056
Deficit accumulated during development stage	(3,056,664)	(1,826,476)
Total stockholders’ (deficit)	(895,116)	(832,146)

Total liabilities and stockholders’ (deficit)	$119,008	$184,038

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended		September 24, 2004
	September 30,		September 30,		(Inception) to
	2012	2011	2012	2011	September 30, 2012

Revenue
Sales, net of allowance of $107	$-	$-	$-	$-	$464

Cost of sales	-	-	-	-	273
Freight in	-	-	-	-	95

Gross profit	-	-	-	-	96

Expenses:
Advertising and marketing	189,068	10,450	354,783	17,666	475,477
Depreciation and amortization	7,133	6,974	21,086	20,181	55,934
Executive compensation	45,000	87,500	75,000	262,500	463,895
General and administrative expenses	107,176	69,866	295,362	148,069	567,301
Professional fees	143,356	(11,312)	431,340	250,528	864,184
Impairment expense	-	-	-	-	214,414
Total expenses	491,733	163,478	1,177,571	698,944	2,641,205

Loss before other expenses	(491,733)	(163,478)	(1,177,571)	(698,944)	(2,641,205)

Other expense:
Interest expense	(39,092)	(53,371)	(91,709)	(139,333)	(309,647)
Forgiveness of debt income	-	-	39,092	-	39,092
Total other expense	(39,092)	(53,371)	(52,617)	(139,333)	(270,555)

Loss before provision for income taxes	(530,825)	(216,849)	(1,230,188)	(838,277)	(2,911,664)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(530,825)	$(216,849)	$(1,230,188)	$(838,277)	$(2,911,664)

Weighted average number of common shares outstanding – basic and fully diluted	55,083,575	61,045,348	52,586,753	60,567,839

Net (loss) per share – basic and fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

SEFE, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)
	For the nine months ended		September 24, 2004
	September 30,		(Inception) to
	2012	2011	September 30, 2012

Cash flows from operating activities
Net loss	$(1,189,139)	$(838,277)	$(2,911,664)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services – related party	-	-	17,000
Amortization of prepaid stock compensation	-	-	-
Depreciation and amortization	21,086	20,181	55,934
Impairment expense	-	-	213,976
Amortization of beneficial conversion feature	58,833	84,722	177,305
Changes in operating assets and liabilities
(Increase) in prepaid expenses and deposits	(14,239)	(33,413)	(39,093)
Increase (decrease) in accounts payable	68,502	(53,800)	98,688
Increase (decrease) in accrued interest	33,020	52,560	128,491
Increase (decrease) in payroll liabilities	(3,114)	(6,241)	15,948
Net cash (used in) operating activities	(1,066,100)	(774,268)	(2,243,415)

Cash flows from investing activities
Acquisitions of fixed assets	(3,201)	(12,147)	(69,824)
Net cash (used in) financing activities	(3,201)	(12,147)	(69,824)

Cash flows from financing activities
Bank overdraft	(1,720)	(6,324)	(1,720)
Donated capital	-	-	830
Proceeds from sale of common stock	244,000	508,000	910,500
Repurchase of common stock	(4,500)	-	(4,500)
Proceeds from note payable	840,557	307,627	1,068,454
Proceeds from note payable –related party	-	-	455,000
Forgiveness of debt income	(39,092)	-	(39,092)
Payments to from note payable	(31,328)	(14,066)	(76,233)
Net cash provided by financing activities	1,007,917	795,237	2,313,239

Net increase (decrease) in cash	(61,384)	8,822	-

Cash at beginning of period	61,384	-	-

Cash at end of period	$-	$8,822	$-

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services – related party	$-	$-	$17,000
Number of shares issued for services – related party	-	-	17,000,000
Shares issued for assets and debt	$-	$-	$30,000
Number of shares issued to acquire assets and debt	-	-	30,000,000
Acquisition of notes payable for assignment agreement	$-	$-	$250,000
Warrants issued for services	$-	$-	$-
Number of warrants issued for services	-	-	125,000
Shares issued for debt converted into common stock	$760,000	$-	$760,000
Number of shares issued for debt converted	23,750,825	-	23,750,825
Accrued interest payable forgiven	$96,906	$-	$96,906

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($2,911,664) for the period from September 24, 2004 (inception) to September 30, 2012, and had minimal net sales of $464.

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

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had dilutive common stock equivalents, such as stock options or warrants as of September 30, 2012.  See Note 8.

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

Recent Accounting Pronouncements
The company evaluated all of the other recent accounting updates through November 2012 and deemed that they would not have a material effect on the financial position, results of operations or cash flows of the Company.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 5 – Prepaid expenses and deposits

On January 12, 2011, the Company entered into a legal retainer agreement with a law firm, for which the Company paid a legal retainer of $2,500.  The retainer will be expensed at the sole discretion of the law firm and all ongoing legal fees are billed to the Company as incurred.  During the nine months ended September 30, 2012, the Company recognized legal expenses of $2,500.  As of September 30, 2012, the balance in prepaid expenses was $0.

On April 1, 2011, the Company entered in a one year lease agreement for office space.  The Company was required to pay a security deposit of $1,740 which was recorded as a deposit.  During the nine months ended September 30, 2012, the Company recognized rent expenses of $1,740.  As of September 30, 2012, the balance in prepaid expenses was $0.

On May 15, 2011, the Company financed an annual insurance policy and recorded prepaid insurance expense totaling $43,000.  The Company will amortize over twelve months which is the term of the insurance policy.  During the nine months ended September 30, 2012, the Company has recognized $14,333 in insurance expense and $0 remained in prepaid expenses as of September 30, 2012.

On September 14, 2011, the Company financed an annual insurance policy and recorded prepaid insurance expense totaling $7,719.  The Company will amortize over twelve months which is the term of the insurance policy.  During the nine months ended September 30, 2012, the Company has recognized $5,147 in insurance expense and $0 remained in prepaid expenses as of September 30, 2012.

On February 21, 2012, the Company entered in a one year lease agreement for office space.  The Company was required to pay a security deposit of $4,000 which was recorded as a deposit as of September 30, 2012.

On May 18, 2012, the Company entered into a retainer agreement with a consulting firm, for which the Company paid a retainer of $20,000.  The retainer will be expensed at the sole discretion of the consulting firm and all ongoing fees are billed to the Company as incurred.  During the nine months ended September 30, 2012, the Company has recognized $20,000 in consulting expense and $0 remained in prepaid expenses as of September 30, 2012.

On May 21 2012, the Company financed an annual insurance policy and recorded prepaid insurance expense totaling $46,471.  The Company will amortize over twelve months which is the term of the insurance policy.  During the nine months ended September 30, 2012, the Company has recognized $12,674 in insurance expense and $33,797 remained in prepaid expenses as of September 30, 2012.

During the nine months ended September 30, 2012, the Company received a credit from a vendor totaling $700.  The credit will be utilized for future filings.  As of September 30, 2012, the balance in prepaid expenses was $700.

During the nine months ended September 30, 2012, the Company received a credit from a vendor totaling $595.  The credit will be utilized for future automobile insurance premiums.  As of September 30, 2012, the balance in prepaid expenses was $595.

Note 6 – Debt and interest expense

Through September 30, 2012, the Company borrowed a total of $15,000 from a former officer and director of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

Through September 30, 2012, the Company borrowed a total of $2,500 from a former officer and director of the Company.  The notes bear no interest, are due on demand and contain no prepayment penalty.

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 6 – Debt and interest expense (continued)

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

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 6 – Debt and interest expense (continued)

On January 25, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $100,000 from a related party.  The loan is due and payable in full on the earlier of January 25, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the nine months ended September 30, 2012, the lender agreed to convert the full amount of the principal into 3,050,827 shares of common stock and agreed to cancel the entire balance of accrued interest payable.  As of September 30, 2012, the principle balance owed on this loan is $0 and a total of $12,830 in forgiven accrued interest has been recorded as additional paid-in capital. Interest expense through September 30, 2012 in relation to this note is $12,830.  The note was convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  The Company and the related party agreed to reduce the conversion rate to $0.03 per share of common stock in order to satisfy the debt.  Resultantly, a discount of $50,000 was attributed to the beneficial conversion feature of the note, which amount was amortized over a period of twelve months.  During the nine months ended September 30, 2012, a total of $6,250 has been amortized and recorded as interest expense.  As of September 30, 2012, the discount was $0.

On February 14, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $100,000 from a third party entity.  The loan was due and payable in full on the earlier of February 14, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  As of September 30, 2012, the principle balance owed on this loan is $100,000.  As of the date of this filing, the loan is in default.  Interest expense through September 30, 2012 in relation to this note is $17,088.  The note is convertible at the sole discretion of the Company into shares of the Company’s par value common stock at a rate of $0.50 per share of common stock.  Resultantly, a discount of $50,000 was attributed to the beneficial conversion feature of the note, which amount is being amortized over a period of twelve months.  During the nine months ended September 30, 2012, a total of $3,472 has been amortized and recorded as interest expense.  As of September 30, 2012, the discount was $0.

On March 11, 2011, the Company entered into a Convertible Debenture Agreement, whereby the Company borrowed $70,000 from a related party.  The loan was due and payable in full on the earlier of February 14, 2012 or at the closing of a private placement offering that nets the Registrant a minimum of $2,000,000.  The loan bears an interest rate of 10% per annum, payable on maturity.  During the three months ended March 31, 2012, the lender agreed to convert the full amount of the principal into 2,700,000 shares of common stock and agreed to cancel the entire balance of accrued interest payable.  As of September 30, 2012, the principle balance owed on this loan is $0 and a total of $7,672 in forgiven accrued interest has been recorded as additional paid-in capital.  During the nine months ended September 30, 2012, a total of $6,806 has been amortized and recorded as interest expense.  As of September 30, 2012, the discount was $0.

On May 15, 2011, the Company entered into an insurance premium finance agreement, whereby the Company borrowed $32,250 from a third party.  The loan bears interest at 9% per annum with nine monthly payments of $3,719 including principal and interest.  See Note 5 – Prepaid Expenses and Deposits for additional discussion regarding the insurance premiums.

On September 14, 2011, the Company entered into an insurance premium finance agreement, whereby the Company borrowed $5,377 from a third party.  The loan bears interest at 12% per annum with nine monthly payments of $628 including principal and interest.  As of September 30, 2012, the balance due was $0.  See Note 5 – Prepaid Expenses and Deposits for additional discussion regarding the insurance premiums.

On May 21 2012, the Company entered into an insurance premium finance agreement, whereby the Company borrowed $40,557 from a third party.  The loan bears interest at 9% per annum with nine monthly payments of $4,684 including principal and interest.  As of September 30, 2012, the balance due was $0.  See Note 5 – Prepaid Expenses and Deposits for additional discussion regarding the insurance premiums.

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 6 – Debt and interest expense (continued)

On April 21, 2012, the Company entered into a debenture with an unrelated third party for $200,000 with interest at 8% per annum and a balloon payment of principal and interest due on April 18, 2013.  In addition, the Company issued 50,000 stock warrants which were valued at $86,648 utilizing the Black Scholes model.  Resultantly, a discount of $60,456 was attributed to the discount on the note, which amount is being amortized over a period of twelve months.  During the nine months ended September 30, 2012, a total of $26,701 has been amortized and recorded as interest expense.  As of September 30, 2012, the discount was $33,755.

On May 17, 2012, the Company entered into a debenture with an unrelated third party for $100,000 with interest at 8% per annum and a balloon payment of principal and interest due on May 16, 2013.  In addition, the Company issued 25,000 stock warrants which were valued at $20,950 utilizing the Black Scholes model.  Resultantly, a discount of $17,321 was attributed to the discount on the note, which amount is being amortized over a period of twelve months.  During the nine months ended September 30, 2012, a total of $6,426 has been amortized and recorded as interest expense.  As of September 30, 2012, the discount was $10,896.

On June 11, 2012, the Company entered into a debenture with an unrelated third party for $200,000 with interest at 8% per annum and a balloon payment of principal and interest due on June 10, 2013.  In addition, the Company issued 50,000 stock warrants which were valued at $18,604 utilizing the Black Scholes model.  Resultantly, a discount of $17,021 was attributed to the discount on the note, which amount is being amortized over a period of twelve months.  During the nine months ended September 30, 2012, a total of $5,154 has been amortized and recorded as interest expense.  As of September 30, 2012, the discount was $11,867.

On August 1, 2012, the Company entered into a debenture with an unrelated third party for $50,000 with interest at 8% per annum and a balloon payment of principal and interest due on August 1, 2013.  In addition, the Company issued 12,500 stock warrants which were valued at $2,859 utilizing the Black Scholes model.  Resultantly, a discount of $2,704 was attributed to the discount on the note, which amount is being amortized over a period of twelve months.  During the nine months ended September 30, 2012, a total of $451 has been amortized and recorded as interest expense.  As of September 30, 2012, the discount was $2,254.

On August 14, 2012, the Company entered into a debenture with an unrelated third party for $50,000 with interest at 8% per annum and a balloon payment of principal and interest due on August 14, 2013.  In addition, the Company issued 12,500 stock warrants which were valued at $2,610 utilizing the Black Scholes model.  Resultantly, a discount of $2,481 was attributed to the discount on the note, which amount is being amortized over a period of twelve months.  During the nine months ended September 30, 2012, a total of $320 has been amortized and recorded as interest expense.  As of September 30, 2012, the discount was $2,160.

On August 15, 2012, the Company entered into a debenture with an unrelated third party for $200,000 with interest at 8% per annum and a balloon payment of principal and interest due on August 15, 2013.  In addition, the Company issued 50,000 stock warrants which were valued at $10,439 utilizing the Black Scholes model.  Resultantly, a discount of $9,921 was attributed to the discount on the note, which amount is being amortized over a period of twelve months.  During the nine months ended September 30, 2012, a total of $1,253 has been amortized and recorded as interest expense.  As of September 30, 2012, the discount was $8,668.

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

On May 3, 2012, the Company repurchased 4,500,000 shares of common stock from a former member of the board of directors for $4,500.  The shares were cancelled during the nine months ended September 30, 2012.

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 7 – Stockholders’ equity (continued)

During the three months ended September 30, 2012, the Company sold a total of 283,750 shares of common stock for total cash of $119,000.

During the three months ended September 30, 2012, the Company issued a total of 3,050,827 shares of common stock for total the conversion of debt totaling $100,000.  Additionally, the lenders agreed to forgive accrued interest of $12,830 which was recorded to additional paid in capital.

As of September 30, 2012, there have been no other issuances of common stock.

Note 8 – Warrants

During the nine months ended September 30, 2012, the Company granted a total of 200,000 stock warrants in connection with a debenture.  See Note 6 – Debt and interest expense for additional discussion regarding the issuance of shares.

On August 3, 2010, the Company entered into a legal services agreement.  As a portion of the compensation paid to the law firm, the Company issued options to purchase 125,000 shares of common stock of the Company, with an exercise price of $1.00.  During the nine months ended September 30, 2012, the option to purchase the shares expired.  See Note 9 – Agreements for additional discussion regarding the legal services agreement.

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2012 and 2011 and changes during the nine months ended on those dates:
	Number Of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2010	125,000	$1.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at September 30, 2011	125,000	$1.00
Granted	0	$0.00
Exercised	0	$0.00
Cancelled	0	$0.00
Outstanding at December 31, 2011	125,000	$1.00
Granted	200,000	$1.00
Exercised	0	$0.00
Expired	(125,000)	$1.00
Outstanding at September 30, 2012	200,000	$1.00
Warrants exercisable at September 30, 2011	73,125	$1.00
Warrants exercisable at September 30, 2012	200,000	$1.00

SEFE, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 8 – Warrants (continued)

The following tables summarize information about stock options outstanding and exercisable at September 30, 2012:

	STOCK OPTIONS OUTSTANDING
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$1.00	200,000	4.72	$1.00
	200,000	4.72	$1.00

	STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Shares Exercisable	Weighted- Average Exercise Price
$1.00	200,000	$1.00
	200,000	$1.00

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

On August 3, 2010, the Company entered into a legal services agreement with a law firm for certain services to be provided over a period of three months.  The monthly retainer was $2,500 and did not take effect until approximately October 2010.  As of March 31, 2011, the Company paid a total of $5,000 in accordance with the agreement and currently owes a balance of $2,500.  As additional compensation, the Company issued options to purchase 125,000 shares of common stock of the Company, with an exercise price of $1.00.  The aggregate fair value of such options totaled $0 based on the Black Scholes Merton pricing model using the following estimates:  3.3% risk free rate, 106% volatility and expected life of the options of 24 months.  No additional amounts are due and the agreement has expired as of December 31, 2010.  During the nine months ended September 30, 2012, all of the options expired.

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

Note 11 – Subsequent Events

On November 9, 2012, the Company entered into a debenture with an unrelated third party for $65,000 with interest at 8% per annum and a balloon payment of principal and interest due on November 9, 2013.  In connection with the debenture, the Company issued warrants to purchase up to 16,250 shares of the Company’s common stock at an exercise price of $1.00 per share.

The Company’s Management has reviewed all other material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

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

	Three Months Ended
	September 30,		Change
	2012	2011		$	%
Operating Expenses:
Advertising and marketing	$189,068	$10,450	$178,618		1,709.3%
Depreciation and amortization	7,133	6,974	159		2.3%
Executive compensation	45,000	87,500	(42,500)		(48.6%)
General and administrative expenses	107,176	69,866	37,310		53.4%
Professional fees	143,356	(11,312)	154,668		(1,367.3%)

Total operating expenses	$491,733	$163,478	$328,255		200.8%

Advertising and marketing expense increased $178,618 from the quarter ended September 30, 2011 to the quarter ended September 30, 2012.  The significant increase can be attributed to our efforts to generate greater awareness of our technology and attract potential partnerships or joint research and development alliances.  Our advertising and marketing expense is dependent upon our working capital and success in attracting interest in our technology; therefore we expect ongoing investment in advertising and marketing to vary substantially from quarter to quarter.

Depreciation expense increased $159 from $6,974 during the quarter ended September 30, 2011 to $7,133 in the quarter ended September 30, 2012.  The slight 2.3% increase during the comparable periods is attributable to the addition of testing equipment and computer software to advance the development of our technology.  Any increase in depreciation expense is directly correlated with increases in fixed assets.  Due to our continued research and development efforts, we expect to continue to periodically purchase additional fixed assets for the foreseeable future; thus, we expect depreciation expense to increase, the level of which is entirely unpredictable.

Executive compensation expense decreased $42,500 during the quarter ended September 30, 2012 from the comparable year ago period ended September 30, 2011.  The decrease is due primarily to our October 1, 2011 decision not to renew the employment of two former officers.  We cannot predict future levels of executive compensation at this time.

General and administrative expenses increased 53.4% from the three months ended September 30, 2011 to the comparable period ended September 30, 2012.  The significant increase is due, in part to increases in the costs of furthering the research and development of our Harmony technology, including, but not limited to, employee wages, insurance costs, test materials, repairs and other associated expenses.  These costs are highly variable and cannot be predicted with any level of certainty.

During the quarter ended September 30, 2012, professional fees increased by $154,668 from the quarter ended September 30, 2011.  The increase is difficult to attribute to a single factor, as most of the consultants and other third party professionals are contracted on a per-project or short-term basis, as opposed to a guaranteed long-term engagement.  While we expect to continue to incur professional fees for the foreseeable future, we are unable to predict the impact and variability of such fees.

	Nine Months Ended
	September 30,		Change
	2012	2011		$	%
Operating Expenses:
Advertising and marketing	$354,783	$17,666	$337,117		1,908.3%
Depreciation and amortization	21,086	20,181	905		4.5%
Executive compensation	75,000	262,500	(187,500)		(71.4%)
General and administrative expenses	295,362	148,069	147,293		99.5%
Professional fees	431,340	250,528	180,812		72.2%

Total operating expenses	$1,177,571	$698,944	$478,627		68.5%

As stated previously, our advertising and marketing expense is dependent upon our working capital and success in attracting interest in our technology; therefore we expect ongoing investment in advertising and marketing to vary substantially from quarter to quarter.

The relatively minor 4.5% increase in depreciation expense during the comparable periods is attributable to the addition of testing equipment and computer software to advance the development of our technology.  Due to our continued research and development efforts, we expect to continue to periodically purchase additional fixed assets for the foreseeable future; thus, we expect depreciation expense to increase, the level of which is entirely unpredictable.

The significant decrease in executive compensation expense is due primarily to our October 1, 2011 decision not to renew the employment of two former officers.  We cannot predict future levels of executive compensation at this time.

General and administrative expenses increased 99.5% during the nine months ended September 30, 2012 compared to the nine month period ended September 30, 2011.  These costs are highly variable and cannot be predicted with any level of certainty.

Professional fees increased by $180,812 from the nine months ended September 30, 2011 to the comparable nine months ended September 30, 2012.  While we expect to continue to incur professional fees for the foreseeable future, we are unable to predict the impact and variability of such fees.

Other Expenses

During the three months ended September 30, 2012, we recorded interest expense of $39,092, related to debt financing we obtained to fund our expected operational strategies.  In the three months ended September 30, 2011, interest expense totaled $53,371.  The significant 26.8% decrease is attributable to the conversion of $760,000 of notes payable into 23,750,825 shares of our common stock during the nine months ended September 30, 2012.  Similarly, we experienced a 34.2% decrease in interest expense from the nine month period ended September 30, 2011 compared to the nine months ended September 30, 2012.

In connection with the conversion of debt during 2012, the debt holders forgave all interest accrued thereupon since the creation of the notes.  During the three month periods ended September 30, 2012 and 2011, no interest was forgiven; therefore we did not record any income.  In the nine months ended September 30, 2012, we realized $39,092 of income on the forgiveness of debt related to the cancelation of accrued interest on notes payable to non-related parties.  Accrued interest forgiven by related party note holders in the amount of $57,814 was recorded as additional paid-in capital.  Due to the conversion of these notes, we anticipate interest expense to be significantly lower in upcoming reporting periods.  During the comparable nine months ended September 30, 2011, we did not record any forgiveness of debt income.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the three months ended September 30, 2012 and 2011 were $530,825 and $216,849, respectively.  During the nine month periods ended September 30, 2012 and 2011, we incurred net losses of $1,230,188 and $838,277, respectively.  Our net loss since September 24, 2004, the date of our inception, through September 30, 2012 was $2,911,664.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash used in operations during the nine months ended September 30, 2012 was $1,066,100, compared to $774,268 of cash used in operations during the comparable period ended September 30, 2011.  Since inception, we have used $2,243,415 in cash for general operations and developmental activities.

During the nine month period ended September 30, 2012, we purchased fixed assets of $3,201.  In comparison, we purchased $12,147 in fixed assets during the nine months ended September 30, 2011.  From inception to September 30, 2012, cash used in investing activities was $69,824 related to the purchase and acquisition of fixed assets and intellectual property.

During the nine month period ended September 30, 2012, net cash provided by financing activities totaled $1,007,917.  The bulk of cash was provided by the issuances of debt securities, totaling $840,557, during the period.  We also sold 558,750 shares of our common stock for $244,000 in cash.  In comparison, during the period ended September 30, 2011, financing activities provided $795,237 in cash, primarily from issuances of shares of our common stock for aggregate gross proceeds of $508,000 in cash and notes payable of $307,627.  Since our inception through September 30, 2012, $2,313,239 in cash was provided by financing activities.

As of September 30, 2012, we had $0 of cash on hand.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are continuously engaged in raising additional capital by conducting issuances of our equity and debt securities for cash.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

During the nine months ended September 30, 2012, the period covered by this annual report, our management has made significant attempts to bolster our balance sheet and obtain operating capital.  To this end, we have arranged with our note holders to convert $760,000 of our bridge notes, into 23,750,825 shares of our common stock.  Additionally, the lenders agreed to forgive accrued interest of $96,906, of which $57,814 was recorded to additional paid in capital and $39,092 was treated as income related to the forgiveness of debt.  All interest accrued thereupon, as of the date of conversion, was forgiven.

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

Ongoing data collection continues to measure the amount of atmospheric electricity available in various weather conditions, amounts of cloud cover, altitudes, and elevations above sea level.  The latest tests occurred in the Q3 2012.  We will capitalize on the information gleaned from our most recent and upcoming tests in order to move into fabrication of our commercial grade units.  We have strategically studied topography and weather conditions throughout the United States in order to determine the areas where we might harvest the maximum amount of electricity.  In 2012, the Company will continue developing, building, and doing in-lab testing of SEFE’s proprietary detection system that begun in 2011.  This system will help determine where we might find maximum available atmospheric energy sources in order to best concentrate our sales efforts and an aggressive testing calendar has been formulated.  We continue to reach out to potential clients and nurture new relationships into the various needs of mining, manufacturing, and construction concerns across the United States to determine how SEFE’s technology could fit into their existing infrastructures and what effects might be had on their costs.  In the event that we are unable to receive funding, it may be impossible for us to meet these stated milestones and continue on the path toward the generation of revenue.

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

3.	The United States Patent and Trademark Organization has issued the following patents:

a.	Issued Patent Number: 7,855,476
Title: Atmospheric Electrical Generator

b.	Issued Patent Number: 8,102,078
Title: Dynamic Electrical Converter System

c.	Issued Patent Number: 8,102,082
Title: Atmospheric Electricity Collector

d.	Issued Patent Number: 8,102,083
Title: Atmospheric Electrical Generator with Change of State

4.	The USPTO has accepted the applications for the following patents:

Application No.: 13/103,988
Title: Strain Reduction On A Balloon System In Extreme Weather Conditions

Application No.: 13/103,963
Title: Atmospheric Energy Collection

Application No.: 13/106,759
Title: Collection of Atmospheric Ions

5.	Expanded our intellectual patent portfolio to 26 patents in various stages.

6.	Ongoing development of new technologies to improve the commercial scalability of our technology

7.	Formation of capital to move forward with development, testing, and fabrication

8.	Research into potential clients across multiple industries which will allow SEFE to generate revenue through several channels (licensing of hardware, maintenance, sale of power, etc.)

9.	Development and testing of atmosphereic collection units and electrostatic motors.

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

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company commenced amortization during the quarter ended September 30, 2010, once the economic benefits of the assets began to be consumed.  Amortization expense for the nine months ended September 30, 2012 and 2011 totaled $3,608 and $2,706, respectively.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as September 30, 2012 or 2011.

Revenue recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  There was no revenue for the years ended September 30, 2012 and 2011.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of September 30, 2012 and 2011, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012 and 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Our significant business risks are described in our Annual Report on Form 10-K, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities

On April 25, 2012, we entered into a Securities Purchase Agreement, with Riverbend, LLC, whereby Riverbend agreed to purchase, and we agreed to issue, Debentures up to a total principal amount of $2,000,000 with warrants attached to purchase up to 500,000 shares of our common stock at $1.00 per share.  Subsequent purchases shall be mutually agreed upon. Each Debenture will accrue interest on the unpaid principal of each individual Debenture at the rate of eight percent (8%) per year (computed on the basis of a 365-day year and the actual days elapsed) from the date each Debenture is created until paid.  We shall have the option to repay the entire principal amount and all accrued interest at any time on or before the Due Date.  Through September 30, 2012, we have issued to Riverbend notes payable in the aggregate amount of $800,000.  Principal and interest accrued thereupon shall begin to be due and payable starting on April 21, 2013.

In connection with the SPA referenced above, we issued warrants to Riverbend to purchase up to an aggregate of 200,000 shares of our common stock at an exercise price of $1.00 per share.  The warrants may be exercised up to five years from the Issuance Date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

8-K Filed Date	Item Number

August 8, 2012	Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off- Balance Sheet Arrangement of a Registrant
Item 3.02 Unregistered Sales of Equity Securities
Item 9.01 Financial Statements and Exhibits

August 20, 2012	Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-
Balance Sheet Arrangement of a Registrant
Item 3.02 Unregistered Sales of Equity Securities
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEFE, Inc.
(Registrant)

Signature	Title	Date

/s/ Donald C. Johnston	President	December 11, 2012
Donald C. Johnston

/s/ Donald C. Johnston	Principal Accounting Officer	December 11, 2012
Donald C. Johnston	Chief Financial Officer